Form 10-Q
period 2010-09-30
Green Endeavors, Inc.
filed 2010-11-01
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One) X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54018
______________________

GREEN ENDEAVORS, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________

Utah	27-3270121
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

59 West 100 South 2nd Floor Salt Lake City, Utah	84101
(Address of Principal Executive Offices)	(Zip Code)

(801) 575-8073
Registrant’s Telephone Number, including Area Code
______________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X     No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No   X

On October 29, 2010, 380,297,611 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

September 30,				December 31,
		2010		2009
Assets		(Unaudited)
Current Assets:
Cash		$89,913		$33,656
Inventory		89,914		93,035
Prepaid expenses		437	-	- - -
Other current assets		78,516	-	- - -
Note receivable	-	- - -		19,000
Total current assets		258,780		145,691

Property, plant and equipment, net of accumulated depreciation of
$323,631 and $289,969 respectively		505,079		269,388
Other assets		426,452		23,754
Total Assets		$1,190,311		$438,833

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses		$424,150		$452,719
Deferred revenue		37,688		31,737
Due to related parties (see Note 6)		389,970		229,828
Current portion of notes payable related party		42,000		11,250
Current portion of notes payable		232,378		205,535
Current portion of lease obligation		2,374		11,485
Total current liabilities		1,128,560		942,554

Long-Term Liabilities:
Notes payable related party		208,000		238,750
Notes payable		215,162		55,805
Convertible debentures, net of debt discount of $113,950 and
$125,000, respectively		2,745,850		2,750,000
Total long-term liabilities		3,169,012		3,044,555

Stockholders’ Deficit:
Convertible super voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 6,500,000 shares issued and
outstanding; respectively, no liquidation value		5,850		6,500
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 500,204 and 183,800 shares issued and
outstanding, respectively		500		184
Preferred stock - $0.001 par value 3,000,000 shares authorized, no
shares issued and outstanding	-	- - -	-	- - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized;
380,297,611 and 321,395,650 shares issued and outstanding,
respectively		380,298		321,395
Additional paid in capital		(1,208,564)		(1,778,595)
Accumulated deficit		(2,285,345)		(2,100,450)
Total Green Endeavors, Inc. and Subsidiaries Stockholders’ Deficit		(3,107,261)		(3,550,966)

Noncontrolling interest in subsidiary	-	- - -		2,690
Total stockholders’ deficit		(3,107,261)		(3,548,276)
Total Liabilities and Stockholders’ Deficit		$1,190,311		$438,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

		Three Months Ended				Nine Months Ended
	September 30,		September 30,	September 30,			September 30,
		2010	2009			2010		2009
Revenue:
Services, net of discounts		$416,223	$381,079			$1,199,039		$1,103,018
Product, net of discounts		132,162	143,718			405,627		424,124
Total revenue		548,385	524,797			1,604,666		1,527,142

Costs and Expenses:
Cost of services		249,562	234,161			692,256		646,855
Cost of product		60,805	67,881			207,129		214,015
Depreciation and amortization		15,625	24,076			54,437		70,452
General and administrative		248,804	142,103			688,021		497,068
Total costs and expenses		574,796	468,220			1,641,843		1,428,390

Income (loss) from operations		(26,411)	56,577			(37,177)		98,752

Other expenses, net:
Interest expense		62,962	57,434			188,583		180,556
Write-down of marketable securities	-	- - -	250,000		-	- - -		250,000
Gain on sale of securities	-	- - -	(48,436)		-	- - -		(1,584)
Other (income) expense		(1,469)	(2,606)			(38,174)		(3,388)
Total other expenses, net		61,493	256,392			150,409		425,584

Net loss		(87,904)	(199,815)			(187,586)		(326,832)
Less: net income attributable to the
noncontrolling interest	-	- - -	(13,529)		-	- - -		(29,719)

Net loss attributable to Green Endeavors, Inc.
and Subsidiaries		$(87,904)	$(213,344)			$(187,586)		$(356,551)

Net loss per common share attributable to
Green Endeavors, Inc. and Subsidiaries –
basic and diluted		$(0.00)	$(0.00	) $		(0.00	) $	(0.01)

Weighted average common shares
outstanding – basic and diluted		370,294,627	68,395,650			359,971,775		68,395,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

		Nine Months Ended
	September 30,			September 30,
		2010		2009
Cash Flows from Operating Activities:
Net loss		$(187,586)		$(326,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		54,437		70,452
Loss on sale of investments	-	- - -		(43,757)
Write-off of investment securities	-	- - -		250,000
Changes in operating assets and liabilities:
Due from related parties		6,135		(202,302)
Inventories		3,121		(3,240)
Prepaid expenses		(437)		254
Other assets		(208,013)		37,325
Accounts payable and accrued expenses		101,087		332,026
Deferred revenue		5,951		1,911
Other long-term liabilities		93,279		(9,208)
Net cash (used in) provided by operating activities		(132,026)		106,629

Cash Flows from Investing Activities:
Proceeds from the sale of marketable securities	-	- - -		9,279
Purchases of property, plant & equipment		(269,354)		(7,807)
Purchase of long-term investment		(25,085)	-	- - -
Net cash (used in) provided by investing activities		(294,439)		1,472

Cash Flows from Financing Activities:
Payments made on bank loan		(28,278)		(91,214)
Proceeds from loan		100,000	-	- - -
Proceeds from issuance of preferred stock		411,000	-	- - -
Net cash provided by (used in) financing activities		482,722		(91,214)

Increase (decrease) in cash		56,257		16,887

Cash at beginning of period		33,656		29,790

Cash at end of period		$89,913		$46,677

Supplemental cash flow information:
Cash paid during the period for:
Interest		$6,108		$556
Non-cash investing and financing activities:
Issuance of Series B Preferred shares		$686,000	$-	- - -

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Financial Statement Presentation

Organization

     Green Endeavors, Inc., (“Green”) was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc. During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah. On August 26, 2010 Green effected a forward split of the issued and outstanding shares of its common stock on a 1 for five basis and by the same proportion the number of authorized shares were increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares and amended the designations of its Preferred Stock. The change in the designation of the Supervoting Preferred Stock will increase its voting rights from 10 votes per share to 100 votes per share, and the amendment to the designation of the Series B Preferred Shares will modify the language in the designation regarding changes in the Common stock and the time period allowed to the corporation to respond to request for conversion up to 90 days. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. Green is quoted on the Pinksheets as an OTCQB issuer under the symbol GRNE.

     Green is a 90% controlled subsidiary of Nexia Holdings, Inc (“Nexia”). Green was acquired by Nexia in October 2007 in exchange for 150,000 shares of Nexia Series C Preferred Stock valued at $750,000. Nexia is not currently a reporting company and is quoted on the Pinksheets under the symbol NXHD.

     On April 30, 2008, Green acquired an 85% interest in Landis Salons, Inc. (“Landis”) and a 100% interest in Newby Salon, LLC from Diversified Holdings I, Inc. (“DHI”), a 100% owned subsidiary of Nexia, in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000.

     Landis Salons, Inc., a Utah corporation, was organized on May 4, 2005 for the purpose of operating an Aveda Lifestyle Salon. DHI, an affiliate of Green, acquired a 20% interest in exchange for a $100,000 cash investment. An additional 65% interest was acquired by DHI on July 13, 2006, with 60% from Richard Surber, a related party, and 5% from Seth Bullough, by issuing a $250,000 note payable, 80,000 Series A Preferred shares of Nexia stock and 2,000,000 Series B Preferred shares of Nexia stock.

     Newby Salon, L.L.C. (“Newby”), a Utah limited liability company, organized on July 8, 2005 in the state of Utah, formerly owned and operated a Landis Aveda Concept Salon in Bountiful, Utah. Newby is owned 100% by Green. On July 20, 2010, we determined that this salon did not meet our operational performance measurements or real estate requirements and was closed on August 15, 2010. The costs to close this location have been estimated to be approximately $1,000. These costs include removing signage from the exterior of the building, reprinting promotional material to remove the Bountiful location address and updating the company website to remove the Bountiful salon service menu and contact information.

     On September 30, 2009, Landis issued 1,315,000 new shares of its Common stock to Green thereby increasing the amount of controlling interest in Landis to 99%. In addition to the issuance of Common stock Green issued a note payable in the amount of $250,000 to Nexia. For consideration of the additional interest in Green, Nexia transferred $250,000 of restricted non-marketable securities in AmeriResource Technologies, Inc. to Landis. During the nine months ended September 30, 2009, Green recognized an other-than-temporary loss on its investment in AmeriResource Technologies, Inc. of $250,000 due to continued decline and duration in market value of the investment.

     As of December 31, 2009, Landis was 99% owned by Green and a noncontrolling interest of 1% was held by a former employee. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares to a former employee for the remaining 1% noncontrolling interest in Landis.

     Landis Salons II, Inc. (“Landis II”) was organized on March 17, 2010 as a wholly owned subsidiary for the purpose of opening a second Aveda Lifestyle Salon.

     On August 4, 2010, by Written Consent of the majority of the voting rights of the shareholders of Green consent was given to authorize the board of directors to a forward split of the issued and outstanding shares of the common stock on a 1 for five basis and by the same proportion, the number of authorized shares will be increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split.

Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are either wholly-owned or majority-owned by Green.

     Green consolidates entities under common control and records a noncontrolling interest for the portions not owned by Green. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.

     Because the transactions involving the acquisition of controlling interest of Landis occurred between entities that already share the same parent, Nexia, it is not considered a business combination because there is no change in control at the parent level. The financial statements of the commonly controlled entities are combined retrospectively, as if the transaction had occurred in 2006, when the subsidiaries were acquired by DHI.

     The consolidated balance sheet as of September 30, 2010 and the consolidated statements of operations and cash flows for the periods presented have been prepared by Green and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary, including all costs incurred by Green’s parent company Nexia in behalf of Green as described in SAB Topic 1B, to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of December 31, 2009 was derived from audited financial statements.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The carrying value of all financial instruments classified as a current asset or liability is deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

Cash and Cash Equivalents

     Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2010, Green had no cash equivalents.

Inventory

     Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Property, Plant and Equipment

     Property, plant and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years Shorter of the lease term
Leasehold improvements Furniture and fixtures Equipment Vehicle Signage	or the estimated useful life 3-10 years 3-10 years 7 years 10 years

     Green recorded depreciation expense in the amount of $15,625 for the three months ended September 30, 2010, $24,076 for the three months ended September 30, 2009, $54,437 for the nine months ended September 30, 2010 and $70,452 for the nine months ended September 30, 2009.

     The following is a summary of Green’s Property, plant and equipment by major category as of September 30, 2010:

		Accumulated
	Cost	Depreciation	Net

Computer equipment and related software	$17,520	$3,253	$14,267
Leasehold improvements	496,787	209,597	287,190
Furniture and fixtures	31,840	17,567	14,273
Equipment	210,998	91,396	119,602
Vehicle	48,193	1,721	46,472
Signage	23,372	97	23,275
Total	$828,710	$323,631	$505,079

Investments in Equity Securities

Marketable Securities

     Green considers all of its investments in marketable securities as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders' deficit. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations as Other income. Losses are recognized as realized or when Green has determined that an other-than-temporary decline in fair value has occurred.

Non-Marketable Securities

     Green uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities. If Green determines that an other-than-temporary decline exists in a non-marketable equity security, Green writes down the investment to its fair value and records the related write-down as an impairment loss in the Consolidated Statements of Operations.

Series B Preferred Stock

     The Series B preferred stock is non-voting, convertible preferred. Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of common stock. The number of common shares received is based on the market value of the common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock of upon conversion. The Preferred Stock is classified as equity as long as there are sufficient shares available to effect the conversion. In some instances certain contracts may pass the option to receive cash or Common Stock to the shareholder. In this case, it is assumed that a cash settlement will occur and balance sheet classification of the affected Preferred Stock and related preferred paid-in capital as a liability.

Deferred Revenue

     Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered.

Revenue Recognition

Revenue is recognized at the time the service is performed or the product is delivered.

Stock Based Compensation

     Green recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the restricted stock award, option or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the fair value of Green’s common stock on the grant date.

     Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

  Expected volatility of our stock;
  Expected term of stock options;
  Risk-free interest rate for the period;
  Expected dividends, if any; and
  Expected forfeitures.

     The computation of the expected volatility assumption used in the Black-Scholes option pricing model for new grants is based on implied volatility when the remaining maturities of the underlying traded options are at least one year and, when the remaining maturities of the underlying traded options are less than one year, it is based on an equal weighting of historical and implied volatilities.

     When establishing the expected life assumption, Green reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Green has not historically paid dividends, thus the expected dividends used in any calculations are zero. Judgment is required in estimating the amount of stock-based awards that Green expects to be forfeited. Green calculates an expected forfeiture rate for stock options issuances based on historical trends.

     The valuation of all options, including the expected life and forfeiture rates of stock options, are calculated based on one employee pool because there is no significant difference in exercise behavior between classes of employees.

     As of September 30, 2010, the Green had no outstanding options or warrants to purchase shares of our common stock.

Income Taxes

     Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

     As of September 30, 2010, the Green’s deferred tax assets, which are solely related to net operating losses, have been fully offset by a valuation allowance.

Net Loss Per Share

     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three and nine months ended September 30, 2010 and 2009 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.

Noncontrolling Interest in Subsidiary

     On January 1, 2009, Green adopted new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, it establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated unless the deconsolidation is an in-substance sale of real estate.

     The new guidance on noncontrolling interests was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result, Green reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

     Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

     Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II Salons. Inventory is carried at the lower of cost or market. As of September 30, 2010, inventory amounted to $89,914 and $93,035 for the year ended December 31, 2009.

Note 4 – Other Assets

The following table shows other assets as of September 30, 2010 and December 31, 2009:

	September 30,		December 31,
	2010		2009
Green Series B Preferred shares pledged as collateral for the Landis II facility
lease (1)	$250,000	$-	- - -
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	-	- - -
Lease and utility deposits	31,579		23,754
Certificate of deposit	25,273	-	- - -
Insurance receivable	14,600	-	- - -
Total other assets	$426,452		$23,754

(1) On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon. These shares were then assigned to the landlord of Landis II as a security deposit with a related value of $250,000.

(2)On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms.

Note 5 – Lease Commitments

Operating Leases

     Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. Rental expense was $23,971 for the three months ended September 30, 2010 as compared to $32,637 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, rent expense was $90,265 and $100,266 for the same period in 2009.

     As of September 30, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2010	$34,305
2011	138,076
2012	141,528
2013	145,066
2014	148,693
Thereafter	509,243
Total lease payments	$1,116,911

Capital Leases

     The following is a summary of the gross amount of assets by class recorded under capital leases as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
Classes of Property	2010	2009
Salon equipment	$50,603	$50,603

     As of September 30, 2010, future minimum lease payments under non-cancelable capital leases were as follows:

Capital
For the fiscal years:		Leases
2010		2,374
2011	-	- - -
2012	-	- - -
2013	-	- - -
2014	-	- - -
Thereafter	-	- - -
Total capital lease payments		$2,374

Note 6 – Related Party Transactions

     On April 30, 2008, Green entered into a stock transfer agreement with it’s parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $150,000 as of April 30, 2008. This discount is being amortized to the maturity date of the debenture, which is 10 years.

     On September 30, 2009, Landis issued 1,315,000 new shares of its Common stock to Green thereby increasing the amount of controlling interest in Landis to 99%. In addition to the issuance of Common stock, Green issued a note payable in the amount of $250,000 to Nexia. For consideration of the additional interest in Green, Nexia transferred $250,000 of restricted non-marketable securities in AmeriResource Technologies, Inc. to Landis. During the nine months ended September 30, 2009, Green recognized an other-than-temporary loss on its investment in AmeriResource Technologies, Inc. of $250,000 due to continued decline and duration in market value of the investment.

     As of December 31, 2009, Landis was 99% owned by Green and a noncontrolling interest of 1% is held by a former employee. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares to a former employee for the remaining 1% noncontrolling interest in Landis.

     The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Principal balance	$2,859,800	$2,875,000
Accrued interest	412,612	241,315
Total	$3,272,412	$3,116,315

     On December 23, 2009, the board of directors approved a partial settlement of debt represented by the $3,000,000 Debenture. Green agreed to issue 250,000,000 shares of common stock to Nexia in exchange for a credit against the Debenture in the amount of $125,000. The shares were valued based on the average closing price of the stock prior to the date of issuance. Green also adjusted the debt discount to account for the change in the related beneficial conversion feature.

     During fiscal 2008 and 2009, Green held an available-for-sale security investment in BizAuctions, Inc. During fiscal 2008, Green recognized an other-than-temporary loss on its available-for-sale investment in BizAuctions, Inc. of $807,721 due to continued decline and duration in market value of the investment. The available-for-sale securities were sold during fiscal 2009 for a gain of $1,584. During 2009, the president of BizAuctions, Inc. was also the president of AmeriResource Technologies, Inc. who held 10%, or 650,000 shares of Green’s Super voting Preferred stock.

     On June 24, 2010, the Board of Directors approved the purchase of 650,000 shares of Green’s Super voting Preferred stock from AmeriResource Technologies, Inc. in exchange for 52,000 shares of Green’s Series B Preferred stock. The number of Series B Preferred shares issued in this transaction was determined based on one share of Green’s Super voting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred share is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.

     On July 7, 2010, the Board of Directors authorized the issuance of 25,000 shares of restricted Series B Preferred shares to Richard G. Clegg, an officer and director of Green, pursuant to the terms of his employment agreement with a related party, Diversified Holdings I, Inc. The shares were issued pursuant to The 2008 Benefit Plan of Green to a natural person, providing bona fide services and not in conjunction with a capital raising transaction, exempt from registration under Rule 701 of the Securities Act of 1933.

     On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II, Inc. to serve as the location for a new Landis Lifestyle Salon. The shares are held by the landlord of the Marmalade facility to be converted and liquidated in the event of default on the part of Landis II. The shares will be returned to Landis II at the end of the lease term and are reflected as an other non-current asset on Green’s Consolidated Balance Sheet.

     On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms.

Note 7 – Notes Payable

A summary of notes payable as of September 30, 2010 is as follows:

		Interest	Due	September 30,		December 31,
Creditor		Rate	Date	2010		2009
American First Federal Credit Union		10.50%	12-01-2012	$20,010		$30,010
American First Federal Credit Union		10.75%	07-18-2012	15,315		15,315
Xing Investment Corp (1)		10.00%	05-12-2008	171,000		171,000
Chase Bank		7.24%	02-13-2015	39,294		45,015
Nexia Holdings, Inc (related party)	-	- - -	09-11-2011	250,000		250,000
Salt Lake City Corporation (2)		3.25%	06-18-2015	96,921	-	- - -
Wasatch Capital Corp. (related party)		5.00%	11-10-2018	105,000	-	- - -
Total				697,540		511,340
Less: Current portion of notes payable				274,378		216,785
Notes payable				$423,162		$294,555

(1) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of September 30, 2010 and December 31, 2009, accrued interest reported in Accounts payable and accrued liabilities was $34,200.

(2) On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and personally guaranteed by Richard Surber, CEO of Green and Landis Salons, Inc.

Note 8 – Stockholders’ Deficit

Preferred Stock

     On August 4, 2010 by Written Consent of the majority of the voting rights of the shareholders of Green, consent was given to authorize the board of directors to amend the designations of the Preferred Stock. The change in the designation of the Supervoting Preferred Stock increased its voting rights from 10 votes per share to 100 votes per share.

     Green is authorized to issue 15,000,000 shares of preferred stock. Green’s preferred stock may be divided into such series as may be established by the Board of directors. Each share of the Super voting preferred stock is convertible into 100 shares of Green’s Common stock and has the voting rights equal to 100 shares of Common stock.

     The Series B preferred stock is non-voting, convertible preferred. Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of Common stock. The number of common shares received is based on the market value of the Common stock on the date of conversion. The result is potentially an unlimited number of common shares received for a fixed amount of conversion value. Series B Preferred Stock shareholders, at the option of Green, can receive cash.

     As of September 30, 2010 and December 31, 2009, there were sufficient common shares to be issued if the preferred shares were converted due to an increased share price at the end of the year. Based on the availability of common shares upon conversion, it is assumed that Green would settle the contract in shares and classify the preferred shares as equity.

     On October 27, 2008, the Board of Directors approved the issuance of 185,000 shares of Series B Preferred stock to employees of Green for services rendered. The shares have a face value of $925,000.

     On December 4, 2009, several Series B Preferred shareholders elected to convert 1,200 shares of Series B preferred stock into 3,000,000 shares of common stock.

     As of December 31, 2009, Green had 6,500,000 shares of Super voting preferred stock outstanding and 183,800 shares of convertible Series B Preferred stock outstanding.

     On January 21, 2010, the Board of Directors approved the conversion of 6,400 shares of Series B Preferred shares into 32,000,000 shares of Common stock. The shares were converted at $0.002 per share based on the closing price of the stock prior to the date of conversion.

     On February 17, 2010, Green issued 10,000 Series B Preferred shares to a former employee for the remaining 1% noncontrolling interest in Landis.

     On February 26, 2010, Green issued 4,400 Series B Preferred shares to an investor for $11,000. The shares were valued at $2.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On March 12, 2010, the Board of Directors approved the conversion of 400 Series B Preferred shares into 1,000,000 shares of Common stock for an employee. The shares were converted at $0.002 per share based on the closing price of the stock prior to the date of issuance.

     On April 13, 2010, the Board of Directors approved the conversion of 2,000 Series B Preferred shares into 10,000,000 shares of Common stock for an investor. The shares were converted at $0.001 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On April 16, 2010, Green issued 33,334 Series B Preferred shares to an investor for $50,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On June 24, 2010, the Board of Directors approved the purchase of 650,000 shares of Green’s Super voting Preferred stock from AmeriResource Technologies, Inc. in exchange for 52,000 shares of Green’s Series B Preferred stock. The number of Series B Preferred shares issued in this transaction were determined based on one share of Green’s Super voting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred shared is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.

     On June 28, 2010, Green issued 33,334 Series B Preferred shares to two separate investors for $50,000 each. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On July 7, 2010, the Board of Directors authorized the issuance of 25,000 shares of restricted Series B Preferred shares to Richard G. Clegg, an officer and director of Green, pursuant to the terms of his employment agreement with a related party, Diversified Holdings I, Inc. The shares were issued pursuant to The 2008 Benefit Plan of Green to a natural person, providing bona fide services and not in conjunction with a capital raising transaction, exempt from registration under Rule 701 of the Securities Act of 1933.

     On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon. These shares were then assigned to the landlord of Landis II as a security deposit with a related value of $250,000. This amount is recorded as an other asset on the Balance Sheet.

     On August 4, 2010, the Board of Directors approved for two different investors the conversions of 3,000 Series B Preferred shares into 3,000,000 shares of common stock for each of the investors. The shares were converted at $0.025 per share which was mutually agreed upon by the Board of Directors and each of the investors.

     On August 5, 2010, the Board of Directors approved the conversion of 3,000 Series B Preferred shares into 3,000,000 shares of common stock. The shares were converted at $0.025 per share which was mutually agreed upon by the Board of Directors and each of the investors.

     On August 19, 2010, Green issued 33,334 Series B Preferred shares to an investor for $50,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On August 26, 2010, Green issued 33,334 Series B Preferred shares to an investor for $50,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On September 21, 2010, the Board of Directors approved the conversion of 2,200 Series B Preferred shares into 2,000,000 shares of Common stock. The shares were converted at $0.0055 per share, which was mutually agreed upon by the Board of Directors and the investor.

     On September 21, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On September 27, 2010, the Board of Directors approved the conversion of 5,000 Series B Preferred shares into 4,901,960 shares of Common stock. The shares were converted at $0.0051 per share, which was the closing price on the last trading day prior to the conversion.

     On September 28, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     As of September 30, 2010, Green had 5,850,000 shares of Super voting Preferred stock outstanding and 500,204 shares of convertible Series B Preferred stock outstanding.

Common Stock

     On August 4, 2010, by Written Consent of the majority of the voting rights of the shareholders of Green consent was given to authorize the board of directors to a forward split of the issued and outstanding shares of the common stock on a 1 for five basis and by the same proportion, the number of authorized shares will be increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split.

     Green is authorized to issue 2,500,000,000 shares of Common stock with a par value of $0.001 per share. As of September 30, 2010, Green had 380,297,611 shares of Common stock outstanding.

     On December 23, 2009, the board of directors approved a partial settlement of debt represented by the $3,000,000 Debenture. Green agreed to issue 250,000,000 shares of common stock to Nexia in exchange for a credit against the Debenture in the amount of $125,000. The shares were valued based on the closing price of the stock prior to the date of issuance.

     Common stock issued during fiscal 2010 have all been related to the conversion of Series B Preferred shares which are disclosed above in Note 8 – Stockholders’ Deficit under the heading Preferred Stock.

Noncontrolling Interest

     On April 30, 2008, Green acquired an 85% interest in Landis and a 100% interest in Newby from DHI, a 100% owned subsidiary of Nexia, in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000.

     On September 30, 2009, Landis issued 1,315,000 new shares of its Common stock to Green thereby increasing the amount of controlling interest in Landis to 99%. In addition to the issuance of Common stock Green issued a note payable in the amount of $250,000 to Nexia. For consideration of the additional interest in Green, Nexia transferred $250,000 of restricted non-marketable securities in AmeriResource Technologies, Inc. to Landis. During the nine months ended September 30, 2009, Green recognized an other-than-temporary loss on its investment in AmeriResource Technologies, Inc. of $250,000 due to continued decline and duration in market value of the investment.

     As of December 31, 2009, Landis was 99% owned by Green and a noncontrolling interest of 1% was held by a former employee. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares to a former employee for the remaining 1% noncontrolling interest in Landis.

Note 9 – Going Concern

     Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. However, Green had a net loss for the three months ended September 30, 2010 of $86,223 and negative working capital of $968,099, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 10 – Subsequent Events

     On October 12, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On October 26, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     Green has evaluated subsequent events through November 1, 2010, which is the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10 for the six months ended June 30, 2010 and fiscal year ended December 31, 2009. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

     We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

     We run two high-quality hair care salons that feature Aveda™ products for retail sale. Landis operates its business within a 4,000 square foot space located in central Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis II operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon. Aveda Lifestyle Salons can be distinguished from Aveda Concept Salons in that Aveda Lifestyle Salons are required to carry all of Aveda’s products and must meet a higher threshold for product sales than Aveda Concept Salons.

     Our salons’ operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy (for the training of future staff about the culture, services, and products provided by the salon operations). The design of our salons is intended to look modern and feel comfortable, appealing to both genders and all age groups.

Critical Accounting Estimates

     In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Results of Operations

     Prior to the acquisitions of the Landis and Newby salons on April 30, 2008, from DHI, a wholly-owned subsidiary of Nexia, we were a holding company. Since the transactions involving Landis and Newby occurred between entities that shared the same parent, Nexia, such transactions were not considered business combinations as there was no change in control at the parent level.

     The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.

Revenue

Three months ended September 30, 2010 and 2009

     Revenue for the three months ended September 30, 2010, increased to $548,385 from $524,797 for the three months ended September 30, 2009, an increase of 4%. We believe that the increase in revenue over the comparative quarterly periods is primarily attributed to an increase in the number of services provided and an increase in the price of services offered.

	Three Months Ended
	September 30,	September 30,
	2010	2009	Change
Services	$416,223	$381,079	$35,144
Product	132,162	143,718	(11,556)
Total revenue	$548,385	$524,797	$23,588

Nine months ended September 30, 2010 and 2009

     Revenue for the nine months ended September 30, 2010, increased to $1,604,666 from $1,527,142 for the nine months ended September 30, 2009, an increase of 5%. We believe that the increase in revenue over the comparative periods is primarily attributed to an increase in the number of services provided and an increase in the price of services offered.

	Nine Months Ended
	September 30,	September 30,
	2010	2009	Change
Services	$1,199,039	$1,103,018	$96,021
Product	405,627	424,124	(18,497)
Total revenue	$1,604,666	$1,527,142	$77,524

Costs of Revenue

Three months ended September 30, 2010 and 2009

     Costs of revenue for the three months ended September 30, 2010, increased to $310,367 from $302,042 for the three months ended September 30, 2009, an increase of 3%. This increase over the comparable quarterly periods is primarily attributable to increased services revenue partially offset by an increased effort in reducing the cost of providing services.

     Cost of services for the three months ended September 30, 2010, increased to $249,562 from $234,161 for the three months ended September 30, 2009. Cost of product for the three months ended September 30, 2010, decreased to $60,805 from $67,881 for the three months ended September 30, 2009.

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended
	September 30,	September 30,
	2010	2009
Services	60.0%	61.4%
Product	46.0%	47.2%

Nine Months ended September 30, 2010 and 2009

     Costs of revenue for the nine months ended September 30, 2010, increased to $899,385 from $860,870 for the nine months ended September 30, 2009, an increase of 4%.

     Cost of services for the nine months ended September 30, 2010, increased to $692,256 from $646,855 for the nine months ended September 30, 2009. Cost of products for the nine months ended September 30, 2010, decreased to $207,129 from $214,015 for the nine months ended September 30, 2009.

The following table shows cost of revenue as a percentage of related revenue:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Services	57.7%	58.6%
Product	51.1%	50.5%

Operating Expenses

Three months ended September 30, 2010 and 2009

     The following table shows general and administrative expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,
	2010	2009	Change
Salaries and wages	$79,494	$45,017	$34,477
Rent	23,971	32,637	(8,666)
Advertising	29,342	11,869	17,473
Credit card merchant fees	14,192	14,038	154
Insurance	12,862	14,224	(1,362)
Utilities and telephone	7,758	7,920	(162)
Professional services	20,296	153	20,143
Other	60,889	16,245	44,644
Total general and administrative expenses	$248,804	$142,103	$106,701

     The increase in general and administrative expenses over the comparable quarterly periods is primarily due to increases in salaries and wages, advertising and other individually insignificant general and administrative expenses. Salaries and wages increased due to additional administrative personnel on staff and increased bonuses paid out during the three months ended September 30, 2010 as compared to the same period in 2009. Other general and administrative expenses included office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

     Depreciation and amortization expense for the three months ended September 30, 2010, decreased to $15,625 from $24,076 for the three months ended September 30, 2009. The decrease is due to fixed assets becoming fully depreciated between the comparative periods, partially offset by an increase in property, plant and equipment purchased at the end of the third quarter relating to the opening of the Landis II salon.

Nine Months ended September 30, 2010 and 2009

     The following table shows general and administrative expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009	Change
Salaries and wages	$219,385	$181,542	$37,843
Rent	90,265	100,266	(10,001)
Advertising	61,946	42,704	19,242
Credit card merchant fees	41,372	38,633	2,739
Insurance	43,873	35,928	7,945
Utilities and telephone	23,955	23,124	831
Professional services	91,111	11,959	79,152
Other	116,114	62,912	53,202
Total general and administrative expenses	$688,021	$497,068	$190,953

     The increase in general and administrative expense over the comparable nine month periods is primarily due to an increase in Professional services and other individually insignificant general and administrative expenses partially offset by a decrease in Rent. Salaries and wages increased due to additional administrative personnel on staff and increased bonuses paid out during the nine months ended September 30, 2010 as compared to the same period in 2009. Other general and administrative expenses include office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

     Depreciation and amortization expense for the nine months ended September 30, 2010, decreased to $54,437 from $70,452 for the nine months ended September 30, 2009. The decrease is due to fixed assets becoming fully depreciated between the comparative periods, partially offset by an increase in property, plant and equipment purchased at the end of the third quarter relating to the opening of the Landis II salon.

Other Expenses, net

Three months ended September 30, 2010 and 2009

     Other expenses, net for the three months ended September 30, 2010, decreased to $61,493 from $256,392 for the three months ended September 30, 2009, a decrease of 76%. This decrease over the comparable quarterly periods is primarily due to a decrease of $250,000 on write-down of marketable securities partially offset by a decrease of $48,436 of gains on sale of securities.

Nine months ended September 30, 2010 and 2009

     Other expenses, net for the nine months ended September 30, 2010, decreased to $150,409 from $425,584 for the nine months ended September 30, 2009, a decrease of 65%. This decrease over the comparable nine month periods is primarily due to a decrease of $250,000 on write-down of marketable securities partially offset by an increase of $34,786 of other income primarily related to a settlement agreement completed during the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009

     We had a working capital deficit of $869,780 as of September 30, 2010. Our current assets were $258,780, which consisted of $89,913 in cash, $89,914 in inventory, $437 in prepaid expenses and $78,516 in other current assets. Our total assets were $1,190,311, which included $505,079 in property and equipment (net), and $426,452 in other assets. Our current liabilities were $1,128,560, including $424,150 in accounts payable and accrued expenses, $389,970 due to related parties, and $232,378 in the current portion of notes payable. Our long-term liabilities were $3,169,012. Our total stockholders deficit at September 30, 2010, was $3,107,261.

     We had a working capital deficit of $796,863 as of December 31, 2009. Our current assets were $145,691, which consisted of $33,656 in cash, $93,035 in inventory, and $19,000 in a note receivable. Our total assets were $438,833, which included $269,388 in property and equipment (net), and $23,754 in other assets. Our current liabilities were $942,554, including $452,719 in accounts payable and accrued expenses, $229,828 due to related parties, and $205,535 in the current portion of notes payable. Our long-term liabilities were $3,044,555. Our total stockholders deficit at December 31, 2009, was $3,548,276.

Cash Flows from Operating Activities

     Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.

Nine months ended September 30, 2010 and 2009

     Net cash used in operating activities for the nine months ended September 30, 2010, was $132,026 as compared to cash provided by operating activities of $106,629 for the nine months ended September 30, 2009. The increase in cash used in operating activities over the comparable periods is primarily due to a decrease of $250,000 of write-down of marketable securities, payments made on accounts payable and accrued liabilities and the increase in other assets.

     We expect that our cash used in operating activities will increase over the next twelve months as we purchase inventory and increase operating expenses as a result of opening an additional during the three months ended September 30, 2010.

Cash Flows from Investing Activities

Nine months ended September 30, 2010 and 2009

     Cash flow used in investing activities for the nine months ended September 30, 2010, was $294,439 as compared to cash flow provided by investing activities of $1,472 for the three months ended September 30, 2009. The transition to cash flows used in investing activities is primarily to due to an increase in purchases of property and equipment for use in the salons and the purchase of long-term investments.

     We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Nine months ended September 30, 2010 and 2009

     Cash flow provided by financing activities for the nine months ended September 30, 2010, was $482,722 as compared to cash flow used in financing activities of $91,214 for the nine months ended September 30, 2009. The transition to cash flow provided by financing activities over the comparable periods is due to decreases of payments on bank loans in the current period, which decrease was offset by the proceeds from the issuance of preferred stock and the proceeds from the Salt Lake City Corporation loan.

     We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

     We have insufficient current assets to meet our current liabilities due to negative working capital of $869,780 as of September 30, 2010. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

     On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the board of directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 185,000 shares of Voting Common Stock pursuant to the Plan as of September 30, 2010.

We have no contractual commitment with any of our officers or directors.

We expect to purchase property or equipment as part of our normal ongoing operations.

     We have hired 20 stylists as of October 22, 2010 and intend on hiring an additional 10 stylists in next six months to staff the additional salon location.

Going Concern

     Our audit opinion for the year ended December 31, 2009 expressed substantial doubt as to our ability to continue as a going concern as a result of reoccurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Impact of Inflation

     We compensate some of our salon employees with percentage commissions based on sales they generate. Accordingly, this provides us certain protection against inflationary increases, as payroll expense is a variable cost of sales. In addition, we may increase pricing in our salons to offset any significant increases in wages and cost of services provided. Therefore, we do not believe inflation has had a significant impact on the results of our operations.

Off-Balance Sheet Arrangements

     As of September 30, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.

     The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

     Based on their evaluation as of September 30, 2010, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Green Endeavors, Inc. have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     America First Federal Credit Union v Newby Salons, LLC dba Reflections Hair and Image Studio, Anthony W. Newby; Brooke Newby aka Brooke Stevenson; Nexia Holdings, Inc. and Landis Salons, Inc. dba Landis Lifestyle Salon. Litigation was filed in January of 2010 in the Third Judicial District Court in and for Salt Lake County, Salt Lake Department, State of Utah, Civil No. 100901276. The suit has been filed to enforce two loans taken out by Newby Salons, LLC, a subsidiary of Green; the current amounts alleged to be due is $40,952. Green has completed its efforts to secure the property under lien to the plaintiff and Landis Salons and Nexia Holdings have been dismissed from the lawsuit. Summary judgment has been granted against Newby Salons and Anthony Newby for the balance due on the notes in the amount of $40,952, plus attorney’s fees and costs in the sum of $3,563.

Item 1A. Risk Factors

     Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

Our business and our industry are affected by cyclical factors in the State of Utah, including the risk of a prolonged recession.

     Our financial results are substantially dependent upon overall economic conditions in the State of Utah. General economic factors that are beyond our control, such as interest rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.

     A prolonged or a deepening recession in the United States, specifically in Utah, could substantially decrease the demand for our products and services below current levels and adversely affect our business. Our industry has historically been vulnerable to significant declines in consumption and product and service pricing during prolonged periods of economic downturn such as at present.

     Recessions and other periods of economic dislocation typically result in a lower level of discretionary income for consumers. To the extent discretionary income declines, consumers may be more likely to reduce discretionary spending. This could result in our salon customers foregoing salon treatments or using home treatments as a substitute.

     We believe that the economic downturn slightly affected our financial results for the fiscal year ended December 31, 2009, with a decline in sales from the previous year. However, we have seen sales in the nine months ended September 30, 2010 increase slightly from the comparative period of the previous year. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

If we cannot improve same-store sales our business and results of operations may be affected.

     Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from our expectations. If we are unable to improve our comparable sales on a long-term basis or offset the impact with operational savings, our financial results may be affected.

Changes in our key relationships may adversely affect our operating results.

     We maintain key relationships with certain companies, including Aveda™. Termination or modification of any of these relationships could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to expand.

Changes in fashion trends may impact our revenue.

     Changes in consumer tastes and fashion trends can have an impact on our financial performance. For example, trends in wearing longer hair may reduce the number of visits to, and therefore, sales at our salons.

We are dependent on key personnel, specifically Richard Surber, our President and CEO.

     We are dependent on the services of Richard Surber, our President, CEO, and a director. Green does not have an employment agreement with Mr. Surber, and losing his services would likely have an adverse effect on our ability to conduct business. Mr. Surber is currently employed by other businesses, and he will only allocate a portion of his time (estimated at an average of 30 hours per week) to the business of Green. Therefore, there is a risk that he might not devote enough time to Green in fulfilling our business plan.

The salon operations are dependent on key personnel.

     The operations of the two salons are dependent on the day to day management of current staff at those locations who work in the salons and train their personnel. Losing the services of these long term employees would likely have an adverse effect on the operations and business development of the salons.

Our success depends on our ability to attract and retain trained stylists in order to support our existing salon business and to staff future expansion.

     The salons are actively recruiting qualified candidates to fill stylist positions. There is substantial competition for experienced personnel in this area, which we expect to continue. We will compete for experienced candidates with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified stylists, it could harm our business and limit our ability to be successful and hamper expansion plans. For example, we will depend upon the expertise and training abilities of our current staff and management at the salons. Since we do not maintain insurance policies on any of our employees, if we lose the services of any key officers or employees it could harm our business and results of operations.

Changes in regulatory and statutory laws may result in increased costs to our business.

     Our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase costs to provide employee benefits may result in additional costs to our business. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations.

If we are not able to successfully compete in our business segments, our financial results may be affected.

     Competition on a market by market basis remains strong. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition. If we are not able to raise prices, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

We face significant competition in the salon business, which could harm our sales and profitability.

     The primary competition to our operations comes from salons offering excellent customer service in the Salt Lake Area market. We have identified our main competitors as Lunatic Fringe, Salon Zazou and Salon RZ. We are also in competition with large scale hair cutting operations such as Great Clips, Supercuts, and Fantastic Sams, though these operations do not compete in offering the high-end services and products of our salons.

The loss of the Aveda™ line of products would damage the operation of our salons and have a significant and negative impact on our ability to operate and generate revenues.

     Our salons offer the Aveda™ line of products, which are used exclusively in the services provided to customers of the salon and offered for retail sale at the salon location. Loss of the Aveda™ product line would have a significant and negative impact on the operation of the salons and their ability to generate revenues from either retail sales of health and beauty products or from providing services to consumers at the salon. We believe that the high quality and reputation of this line of products is key to our current operations and future success.

Changes in manufacturers' choice of distribution channels may negatively affect our revenues.

     The retail products that we sell are licensed to be carried exclusively by professional salons. The products we purchase for sale in our salons are purchased pursuant to purchase orders, as opposed to long-term contracts, and generally can be terminated by the producer without much advance notice. Should the various product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact the revenue earned from product sales.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

     The nature of our business involves processing, transmission and storage of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations.

Our stock price may be volatile.

     The market price of our Common stock is highly volatile and fluctuates widely in price in response to various factors, many of which are beyond our control, including the following:

  significant dilution;
  our services or our competitors;
  additions or departures of key personnel;
  our ability to execute our business plan;
  operating results that fall below expectations;

  loss of any strategic relationship;
  economic and other external factors; and
  period-to-period fluctuations in our financial results.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

     As a reporting company there will be substantial penalties that could be imposed upon us if we fail to comply with regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002 we will be required, beginning with our fiscal year ending December 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2010. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our Common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

     Our Common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose Common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On June 28, 2010, the Board of Directors authorized the issuance of 33,334 shares of restricted Series B Preferred Stock to Desert Vista Capital LLC pursuant to a stock purchase agreement wherein Desert Vista paid the sum of $50,000. Desert Vista has been verified as an accredited investor as that term is defined by federal securities rules and regulations. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On June 28, 2010 the Board of Directors authorized the issuance of 33,334 shares of restricted Series B Preferred Stock to Lakeview Consulting LLC pursuant to a stock purchase agreement wherein Desert Vista paid the sum of $50,000. Lakeview has been verified as an accredited investor as that term is defined by federal securities rules and regulations. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On July 7, 2010 the Board of Directors authorized the issuance of 25,000 shares of restricted Series B

Preferred Stock to Richard G. Clegg pursuant to the terms of his employment agreement with a related party,

Diversified Holdings I, Inc. The shares were issued pursuant to The 2008 Benefit Plan of Green Endeavors, Inc. to a natural person, providing bona fide services and not in conjunction with a capital raising transaction, exempt from registration under Rule 701 of the Securities Act of 1933.

     On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred stock to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon.

     On August 4, 2010, the Board of Directors approved for two different investors the conversions of 3,000 Series B Preferred shares into 3,000,000 shares of common stock each of the investors. The shares were converted at $0.005 per share which was mutually agreed upon by the Board of Directors and each of the investors. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On August 5, 2010, the Board of Directors approved the conversion of 3,000 Series B Preferred shares into 3,000,000 shares of common stock. The shares were converted at $0.005 per share which was mutually agreed upon by the Board of Directors and each of the investors. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On August 19, 2010, Green issued 33,334 Series B Preferred shares to an investor for $50,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On August 26, 2010, Green issued 33,334 Series B Preferred shares to an investor for $50,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On September 21, 2010, the Board of Directors approved the conversion of 2,200 Series B Shares into 2,000,000 shares of common stock. The shares were converted at $0.0055 per share, which was mutually agreed upon by the Board of Directors and the investor.

     On September 21, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On September 27, 2010, the Board of Directors approved the conversion of 5,000 Series B Shares into 4,901,960 shares of common stock. The shares were converted at $0.0051 per share, which was the closing price on the last trading day prior to the conversion. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On September 28, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On October 12, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On October 26, 2010, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

					Incorporated by Reference
Exhibit					File	Exhibit		Filing	Provided
Number		Description	Form		Number	Number		Date	Herewith

3	(i)	Amended and Restated Certificate of
		Incorporation	10-12G/A		000-54018	3	(i)	08/23/10

3	(ii)	Bylaws	10-12G/A		000-54018	3	(ii)	08/23/10

3	(iii)	Plan of Merger	8	-K	000-54018	3	(iii)	08/26/10

3	(iv)	Plan of Merger and Share Exchange	8	-K	000-54018	3	(iv)	08/31/10

3	(v)	Utah Articles of Incorporation	8	-K	000-54018	3	(v)	08/31/10

4	(i)	Certificate of Designation for Series B
		Preferred Stock.	10-12G/A		000-54018	4	(i)	08/23/10

4	(ii)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to DHI dated April 30, 2008.	10-12G/A		000-54018	4	(ii)	08/23/10

4	(iii)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Akron Associates, Inc. dated
		January 15, 2010.	10-12G/A		000-54018	4	(iii)	08/23/10

4	(iv)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Desert Vista Capital, LLC.
		dated January 15, 2010.	10-12G/A		000-54018	4	(iv)	08/23/10

4	(v)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Akron Associates, Inc. dated

		March 16, 2010.	10-12G/A	000-54018	4	(v)	08/23/10

4	(vi)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Akron Associates dated May	10-12G/A	000-54018	4	(vi)	08/23/10
		11, 2010.

4	(vii)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Desert Vista Capital, LLC
		dated May 11, 2010.	10-12G/A	000-54018	4	(vii)	08/23/10

4	(viii)	Amended Certificate of Designation for
		Series B Preferred Stock.	10-12G/A	000-54018	4	(viii)	09/22/10

10	(i)	Stock Transfer Agreement dated April 1,
		2008, by which the Company acquired
		100% ownership of Newby and 85%
		ownership of Landis.	10-12G/A	000-54018	10	(i)	08/23/10

10	(ii)	Promissory note dated September 30,
		2009 issued to Nexia in the amount of	10-12G/A	000-54018	10	(ii)	08/23/10
		$250,000.

10	(iii)	Stock Purchase Agreement dated April
		14, 2010, with Desert Vista Capital LLC
		for the purchase of 33,334 Series B	10-12G/A	000-54018	10	(iii)	08/23/10
		Preferred Stock.

10	(iv)	Stock Purchase Agreement dated June
		28, 2010, with Lakeview Consulting,
		LLC for the purchase of 33,334 Series B
		Preferred Stock.	10-12G/A	000-54018	10	(iv)	08/23/10

10	(v)	Stock Purchase Agreement dated June
		28, 2010, with Desert Vista Capital LLC
		for the purchase of 33,334 Series B	10-12G/A	000-54018	10	(v)	08/23/10
		Preferred Stock.

10	(vi)	Stock Purchase Agreement dated August
		18, 2010, with Desert Vista Capital LLC
		for the purchase of 33,334 Series B	10-12G/A	000-54018	10	(vi)	09/22/10
		Preferred Stock.

10	(vii)	Stock Purchase Agreement dated August
		24, 2010, with Microcap Innovations
		LLC for the purchase of 33,334 Series B
		Preferred Stock.	10-12G/A	000-54018	10	(vii)	09/22/10

10	(viii)	Stock Purchase Agreement dated
		September 21, 2010, with Eastshore						X
		Enterprises, Inc., for the purchase of
		16,666 shares of Series B Preferred
		Stock

10	(ix)	Stock Purchase Agreement dated
		September 28, 2010, with Eastshore	X
Enterprises, Inc. for the purchase of
16,666 shares of Series B Preferred
Stock

10	(x)	Stock Purchase Agreement dated
		October 12, 2010, with John Hicks for	X
the purchase of 16,666 shares of Series
B Preferred Stock

10	(xi)	Stock Purchase Agreement dated
		October 26, 2010, with Desert Vista	X
Capital, LLC for the purchase of 16,666
shares of Series B Preferred Stock

31.01		Certification of the Registrant’s Chief
		Executive Officer, Richard D. Surber,	X
pursuant to Rule 13a-14 of the Securities
Exchange Act of 1934.

31.02		Certification of the Registrant’s Chief
		Financial Officer, Richard G. Clegg,	X
pursuant to Rule 13a-14 of the Securities
Exchange Act of 1934.

32.01		Certification of the Registrant’s Chief
		Executive Officer, Richard D. Surber,	X
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.02		Certification of the Registrant’s Chief
		Financial Officer, Richard G. Clegg,	X
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE:	November 1, 2010	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE:	November 1, 2010	By: /s/ Richard G. Clegg
Richard G. Clegg
Chief Financial Officer and Director