Form 10-K
period 2010-12-31
Green Endeavors, Inc.
filed 2011-03-28
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________.

Commission file number 000-54018

GREEN ENDEAVORS, INC.

(Exact name of registrant as specified in its charter)

Utah (State or Other Jurisdiction of Incorporation or Organization)	27-3270121 (I.R.S. Employer Identification No.)

59 West 100 South, 2nd Floor, Salt Lake City, Utah 84101

(Address of Principal Executive Offices) (Zip Code)

(801) 575-8073

(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
$0.001 Common Stock	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐               Accelerated filer  ☐ Non-accelerated filer  ☐                Smaller reporting company  ☒

                                                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2010 was $772,958.

On March 21, 2011, approximately 443,015,464 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Item 1. Business

     This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Competition,” “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

     We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. All subsequent written or spoken forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

     Green Endeavors, Inc. (“Green”) is a Utah corporation originally formed on April 25, 2002. Our fiscal year ends on December 31. We have never filed bankruptcy nor been through any similar financial reorganization.

We run two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc.

(“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon. Aveda Lifestyle Salons can be distinguished from Aveda Concept Salons in that Aveda Lifestyle Salons are required to carry all of Aveda’s products and must meet a higher threshold for product sales than Aveda Concept Salons. An Aveda Lifestyle Salon is the highest level within Aveda concept salons which is classified by higher purchasing volume, location and size of retail space.

     The salons’ operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy, which educates and prepares future staff about the culture, services, and products provided by the salon. The design of the salons is intended to look modern and feel comfortable, appealing to both genders and all age groups.

Additional information on Landis can be found on its website at www.landissalon.com.

Products and Services

     The salons offer high quality hair care and other salon services such as makeup, skin care and nail care. The salons incorporate the use of the Aveda line of products in all the services performed and exclusively offer Aveda retail product for sale. The Aveda brand, owned by Estee Lauder Companies, Inc., manufactures professional plant-based hair care, skin care, makeup, Pure-Fume™, and other lifestyle products. The products used during services and which are available for purchase, include the following for both men and women:

  Hair care - hair color and styling products, shampoos, conditioners and finishing sprays.
  Makeup - lipsticks, lip glosses, mascaras, foundations, eye shadows, nail polishes-remove nail polishes and powders.
  Skincare - moisturizers, creams, lotions, cleansers and sunscreens.

  Fragrance – oils, candles, and a variety of fragrance products used on hair, the body, and in the home.

     These products are sold directly to a broad consumer base for personal use. Therefore, we do not rely on any single customer for product sales.

Marketing and Sales

     The target market for the salons are 70% female and 30% male, seeking customers with high expectations at a reasonable cost. The average customer in Salt Lake City is expected to visit the salon 6-8 times per year and will spend an average of $47 on services and purchase about $16.50 of Aveda products per visit.

     The Liberty Heights location was selected for its central location, high income demographics within easy driving distance, and the trendy nature of the area. The Marmalade location was chosen because of the high traffic count, high visibility, easy access from an I-15 freeway exit, trendy up and coming neighborhood, high income demographics within a 1 mile area east of the salon, ample parking and the modern building that houses our facility. The primary marketing efforts of the salons continue to be word of mouth, supplemented by targeted advertising campaigns and referrals from existing customers. Our marketing campaigns are heavily focused on online sites such as Yelp and CitySearch, coupled with other social media sites.

     Another form of marketing is done through community and charitable involvement. Our salons pride themselves in giving back to the community by sponsoring as many charitable events as possible which align with our values revolving around women’s issues, high fashion, environmental conservation and other community based programs.

Competition

     The Company’s primary competition comes from other high end salons offering above-and-beyond customer service in the Salt Lake City market. The closest competitors offering a similar level of service that are within our area include: Lunatic Fringe, Salon Zazou, and Salon RZ. Low cost salons with large scale hair cutting operations, such as Great Clips, Supercuts, and Fantastic Sams also compete for clients, and may be competing directly with our stylists that are training to become senior stylists. The price point of our entry level hair and color services in most cases is only slightly higher than some of the above mentioned discount hair cutting operations. However, they do not offer comparable extra services and products which is our competitive point of difference.

Employees

     As of December 31, 2010, Landis employed 78 individuals, with approximately 75 providing salon and support services and 3 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.

ITEM 1A.

RISK FACTORS

Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $150,000. This primarily consists of the costs associated with our financial statement reporting obligations. At this time, we are still in the process of identifying additional salon locations within the Salt Lake valley. The funding for our operations will primarily come from private investors purchasing our Preferred stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

The voting control held by Nexia Holdings Inc. creates an anti-takeover or change of control limitation. Nexia currently holds voting control of the Company through its ownership of Super voting preferred stock.

The 5,850,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 250,000,000 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 835,000,000 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

We believe that the economic downturn slightly affected our financial results for the fiscal year ended December 31, 2010, with a slight increase in sales from the previous year. However, we continue to have sales in the first months of 2011 increase from the comparable months of 2010. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

If we cannot improve same-store sales our business and results of operations may be affected.

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins.

A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from our expectations. If we are unable to improve our comparable sales on a long-term basis or offset the impact with operational savings, our financial results may be affected.

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

We are dependent on the services of Richard Surber, our President, CEO, and a director. The Company does not have an employment agreement with Mr. Surber, and losing his services would likely have an adverse effect on our ability to conduct business.

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

Investors bear a risk that a liquid market may never develop and as a result, you may not be able to buy or sell our securities at the times you may wish and market liquidity may be limited.

Even though our securities are quoted on the “Pink Sheets,” that may not permit our investors to sell securities when and in the manner that they wish. There is not currently a significant volume of shares trading in the Company’s common stock and there may never be sufficient volume to create a liquid market such as to allow all shareholders to sell or buy shares whenever they desire. A liquid market for the sale of shares of the Companies securities may never develop.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company there will be substantial penalties that could be imposed upon us if we fail to comply with regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002 we will be required, beginning with this fiscal year ending December 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2010. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

     We lease two facilities for our salon operations in Salt Lake City Utah. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

     Our Liberty Heights facility is located at 1298 South 900 East, Salt Lake City, Utah 84105. This lease is for a 4,000 square foot free standing commercial building with a preliminary term of ten years, beginning October 1, 2005 and the lease provides for one five year extended term.

     Our Marmalade facility is located at 600 North 300 West, Salt Lake City, Utah 84103. This lease is for a 3,000 square foot commercial building with a term of ten years beginning on September 15, 2010.

     On August 15, 2010, we closed our Bountiful salon location because it did not meet our operational performance measurements or real estate requirements.

Item 3. Legal Proceedings

     From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

America First Federal Credit Union v Newby Salons, LLC dba Reflections Hair and Image Studio, Anthony W. Newby; Brooke Newby aka Brooke Stevenson; Nexia Holdings, Inc., and Landis Salons, Inc. dba Landis Lifestyle Salon. Litigation was filed in January of 2010 in the Third Judicial District Court in and for Salt Lake County, Salt Lake Department, State of Utah, Civil No. 100901276. The suit has been filed to enforce two loans taken out by Newby. The current amounts alleged to be due are $30,296 and $15,518. The Company has completed its efforts to secure the property under lien to the plaintiff and Landis and Nexia have been dismissed from the lawsuit. Judgment has been entered against Newby for the $30,296. Prior to December 31, 2010 the Company sold its ownership of Newby.

Landis Salons, Inc. vs. Matthew James Landis, Individually. Litigation was filed by Landis in May of 2009 in the Third Judicial District Court in and for Salt Lake County, Salt Lake Department, State of Utah, Civil No. 090907435.

Suit was filed to seek the transfer of a trademark filed by Mr. Landis; he filed a counterclaim seeking recovery of investments he alleged to have made in the salon. The parties have agreed to settlement terms for the litigation that include the full assignment of the disputed trademark to Landis, payment of company liabilities in the sum of $9,000 charged on Mr. Landis credit cards, a cash payment of $6,000, the delivery of 10,000 shares of Series B Preferred Stock and the delivery of 15,000 shares of common stock of Landis to the Company. All payments provided for by the settlement have been made and the case was dismissed by the parties.

     While the outcome of disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the Pink Sheets under the symbol GRNE. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. Currently, there are no securities authorized for issuance and no compensation plans in place. All share and per share information included in this Annual Report on Form 10-K has been adjusted to reflect August 2010 five for one forward stock split.

     As of February 28, 2011, we had approximately 3,500 registered stockholders and approximately 4 beneficial owners of our common stock.

     The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2010:

	High	Low
2010
First Quarter	$0.0180	$0.0010
Second Quarter	0.0134	0.0050
Third Quarter	0.0002	0.0042
Fourth Quarter	0.0200	0.0044

2009
First Quarter	$0.0010	$0.0002
Second Quarter	0.0010	0.0002
Third Quarter	0.0130	0.0002
Fourth Quarter	0.0010	0.0002

Unregistered Sales of Equity Securities

     In November and December of 2010, we issued 66,666 Series B Preferred shares to Desert Vista Capital, LLC for $100,000. In the same period we issued 16,667 Series B Preferred shares to both Microcap Innovations, LLC and Akron Associates, Inc. for $25,000 each. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investors. The transactions were handled as private sales exempt from registration under Form D pursuant to Rule 506 of the Securities Act of 1933.

     All other unregistered sales of equity securities that have occurred during the years December 31, 2010 and 2009 have previously been reported in our Form 10, Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Selected Financial Data

     Item 301(c) of Regulation S-K states that Smaller reporting companies, as defined by section 229.10(f)(1) of Regulation S-K, are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include but are not limited to competition within the personal hair care industry, price sensitivity; changes in economic conditions and in particular, continued weakness in the U.S. economies; changes in consumer tastes and fashion trends; the ability of the Company to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords with respect to existing locations; governmental initiatives such as minimum wage rates, taxes; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC.

     The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements.

Results of Operations

     Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda™ line of products. In August 2010, we determined that Newby Salons, LLC, which operated our Bountiful salon, did not meet our operational performance or real estate requirements and was closed. Revenue and expenses from the Bountiful salon are included in the following analysis of our operations until December 1, 2010 when Newby Salons, LLC was sold. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the years ended December 31, 2010 and 2009.

Revenue

     We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2010 and 2009, we had sales of $2,250,998 and $2,044,351, net of discounts, respectively. Our revenue increased $206,647 or 10.11% for the year ended December 31, 2010 as compared to December 31, 2009.

The increase in revenue of 10.11% and the decrease of 3.92% were driven by the following factors:

	Percentage
	Increase (Decrease) in
	Revenues For the Years Ended
	December 31,	December 31,
Factor	2010	2009
Same-store	6.20%	(3.92)%
New salon construction	7.59%	- - -
Closed salon	(3.68)%	- - -
Total	10.11%	(3.92)%

     The following table shows the same-store change in service revenue for the years ended December 31, 2010 and 2009:

			Increase (Decrease)
	Years Ended		Over Prior Fiscal Year
	December 31,	December 31,
Salon	2010	2009	Dollar	Percentage
Liberty Heights	$1,496,401	$1,367,152	$129,249	9.45%
Marmalade	110,451	- - -	110,451	- - -%
Bountiful	61,572	102,522	(40,950)	(39.94)%
Total Service revenue	$1,668,424	$1,469,674	$198,750	13.52%

     The following table shows the same-store change in product revenue for the years ended December 31, 2010 and 2009:

			Increase (Decrease)
	Years Ended		Over Prior Fiscal Year
	December 31,	December 31,
	2010	2009	Dollar	Percentage
Liberty Heights	$510,910	$513,393	$(2,483)	(0.48)%
Marmalade	44,707	- - -	44,707	- - -%
Bountiful	26,957	61,284	(34,327)	(56.01)%
Total Product revenue	$582,574	$574,677	$7,897	1.37%

Cost of Revenue

     The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,	December 31,
	2010	2009
Services	59.6%	58.6%
Product	53.3%	51.6%

Operating Expenses

     The net income for the year ended December 31, 2010 was $43,939 as compared to a net loss of $385,160 for the year ended December 31, 2009.

General and administrative

     The following table shows General and administrative expense for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,	December 31,
	2010	2009	Change
Salaries and wages	$300,919	$230,798	$70,121
Rent	115,214	133,976	(18,762)
Advertising	106,207	70,125	36,082
Credit card merchant fees	52,546	51,335	1,211
Insurance	44,369	38,416	5,953
Utilities and telephone	35,596	29,683	5,913
Professional services	113,448	11,959	101,489
Repairs and maintenance	22,593	15,259	7,334
Dues and subscriptions	18,330	3,740	14,590
Office expense	69,947	29,086	40,861
Travel	11,681	13,156	(1,475)
Other	39,101	26,799	12,302
Total General and administrative expenses	$929,951	$656,332	$275,619

     The increase in general and administrative expenses over the comparable annual period is primarily due to increases in professional services, salaries and wages, office expense, advertising and other individually insignificant general and administrative expenses. Professional services increased significantly in fiscal 2010 primarily due to the audit and related fees for two financial statement audits and filing of our Form 10. Salaries and wages increased due to additional administrative staff and service providers at the salon locations during the second half of fiscal 2010. Other general and administrative expenses included charitable contributions, finance charges, transfer agent expense and other individually insignificant expenses.

     Depreciation expense for fiscal 2010, decreased to $77,042 from $114,053 for fiscal 2009. The decrease is due to fixed assets becoming fully depreciated between the comparative periods, partially offset by an increase in property, plant and equipment purchased during the second half of fiscal 2010 relating to the opening of the Marmalade salon.

Other Income (Expenses), net

	December 31,	December 31,
	2010	2009
Interest expense	$(253,514)	$(262,433)
Gain on sale of subsidiary	320,770	- - -
Write-down of marketable securities	- - -	(250,000)
Loss on sale of securities	- - -	1,584
Other income, net	38,083	8,821
Total Other income (expenses), net	$105,339	$(502,028)

     Other income (expenses), net for fiscal 2010, increased to $105,339 from other expense net of $502,028 for fiscal 2009, an increase of 121%. This increase over the comparable annual period is primarily due to an increase of $320,770 of gain on sale of subsidiary, related to the sale of Newby Salons, LLC subsequent to its closure on August 15, 2010, a decrease of $250,000 on write-down of marketable securities partially offset by an increase of $29,262 of other income primarily related to a settlement agreement completed during fiscal 2010.

Liquidity and Capital Resources

Cash and Investments in marketable securities

     As of December 31, 2010, our principal sources of liquidity consisted of $67,593 of Cash, as compared to $33,656 as of December 31, 2009. Our primary sources of cash during the year ended December 31, 2010 were customer payments for salon services and products and the sale of our Preferred Series B shares. Our primary uses of cash in the year ended December 31, 2010 were payments relating to salaries, benefits, rent and other general operating expenses.

Net Working Capital As of December 31, 2010 and December 31, 2009

     We had a working capital deficit of $1,286,873 as of December 31, 2010. Our current assets were $179,216, which consisted of $67,593 in cash, $107,365 in inventory, $3,317 in prepaid expenses and $941 in accounts receivable. Our total assets were $1,081,035, which included $493,205 in property and equipment (net), and $408,614 in other assets. Our current liabilities were $1,466,089, including $200,327 in accounts payable and accrued expenses, $893,405 due to related parties, and $323,832 in the current portion of notes payable. Our long-term liabilities were $2,956,663. Our total stockholders’ deficit at December 31, 2010, was $3,341,717.

     We had a working capital deficit of $796,863 as of December 31, 2009. Our current assets were $145,691, which consisted of $33,656 in cash, $93,035 in inventory, and $19,000 in a note receivable. Our total assets were $438,833, which included $269,388 in property and equipment (net), and $23,754 in other assets. Our current liabilities were $942,554, including $452,719 in accounts payable and accrued expenses, $229,828 due to related parties, and $216,785 in the current portion of notes payable. Our long-term liabilities were $3,044,555. Our total stockholders’ deficit at December 31, 2009, was $3,548,276.

     Net working capital decreased by $490,010 as of December 31, 2010, as compared to December 31, 2009 primarily due to the decrease of $252,392 in accounts payable and accrued expenses and the increase of $33,937 in cash and $14,330 in inventory, partially offset by an increase of $663,577 in amount due to related parties.

Cash Flows from Operating Activities

     Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our net cash used in operating activities increased $469,340 as of December 31, 2010, as compared to December 31, 2009 primarily due to a change from net loss to net income of $429,099, an increase of $260,001 of accounts payable and accrued expenses, partially offset by an increase of $320,770 of gain on sale of subsidiary, an increase of $396,660 of due from related parties, a decrease of $250,000 of write-down of marketable securities and an increase of $227,500 of other assets.

Cash Flows from Investing Activities

     Net cash used for investing activities increased $252,449 during the year ended December 31, 2010, as compared to the year ended December 31, 2009 due to increased purchasing of property, plant & equipment of $218,085, an increase of $25,085 of purchases of long-term investments and a decrease of $9,279 of proceeds from sale of short-term investments.

     As resources are available, we expect to continue our investing activities, including purchasing property, plant and equipment and making short and long-term equity investments.

Cash Flows from Financing Activities

     Net cash provided by financing activities increased by $751,860 during the year ended December 31, 2010, as compared to the year ended December 31, 2009 due to an increase of $611,000 of proceeds from the issuance of preferred stock, an increase of $100,000 of bank loans, offset by a decrease of $40,860 of payments made on bank loan.

Other Factors Affecting Liquidity and Capital Resources

8% Series A Senior Subordinated Convertible Redeemable Debentures

     On April 30, 2008, we entered into a stock transfer agreement with our parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.

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

Off-Balance Sheet Arrangements

     As of December 31, 2010 and December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Account Policies and Estimates

     The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or “GAAP,” is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements.

New Accounting Standards Codification

     In June 2009, the Financial Accounting Standards Board, or “FASB,” issued the Accounting Standards Codification™, or “ASC,” as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The ASC also recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. We adopted the ASC in the third quarter of 2009 and it did not have any impact on our consolidated financial position or results of operations.

Noncontrolling Interest

     On January 1, 2009, we adopted new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, it establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated unless the deconsolidation is an in-substance sale of real estate.

     The new guidance on noncontrolling interests was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result, we reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data

     The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.

     The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is performed every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

     Based on their evaluation as of December 31, 2010, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     Based on management's most recent evaluation of our company's internal control over financial reporting, management determined that there were no changes in our company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting that occurred during the most recent fiscal quarter.

Inherent Limitations on Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

     Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. An internal control framework, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in internal control, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Green have been detected.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Green as of December 31, 2010:

Name	Age	Positions and Offices
Richard D. Surber	37	President, Chief Executive Officer and Director
Richard G. Clegg	35	Chief Financial Officer and Director
Logan C. Fast	24	Vice President and Director

     Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Richard D. Surber - Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of Nexia Holdings, Inc. since May of 1999. He has been an officer and director of several public companies. He was appointed as president and to the board of Green Endeavors, Inc. in September of 2007. Mr. Surber holds 37,134 shares of Series B Preferred stock and 13,839,225 shares of Voting Common stock of Green Endeavors, Inc.

Richard G. Clegg - Mr. Clegg graduated from Westminster College with a Master of Business Administration and a Bachelor of Science degree in Accounting from the University of Utah. Mr. Clegg is a licensed Certified Public Accountant in the State of Utah. Mr. Clegg was appointed as CEO and to the board of the Company on May 27, 2009, and in March of 2010 he resigned as CEO and was appointed as CFO. Mr. Clegg holds 25,000 shares of Series B Preferred stock in Green Endeavors, Inc. Mr. Clegg does not hold any position as officer or director of any other publicly held company.

Logan C. Fast - Mr. Fast was appointed to these offices as of August 28, 2008. He is currently working as a grand salon stylist and as an instructor at the Landis Salon locations. Mr. Fast does not hold any position as officer or director of any other publicly held company. Mr. Fast holds 2,000 shares of Series B Preferred stock in Green Endeavors, Inc.

There are no family relationships among any officer or director of Green Endeavors, Inc.

Item 11. Executive Compensation

     The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2010 and 2009:

								Stock
Name & Principal Position	Year		Salary ($)			Bonus ($)		Awards ($)		Total ($)
Richard D. Surber -
President, CEO, Director	2010		$35,000	(1)	$	- - -	$	- - -		$35,000
	2009		$13,000	(1)	$	- - -	$	- - -		$13,000
Richard G. Clegg - CFO,
Director	2010		$7,415	(1)		$2,500		$125,000		$134,915
	2009	$	- - -		$	- - -	$	- - -	$	- - -
Logan C. Fast - Vice
President, Director	2010		$51,212	(2)	$	- - -	$	- - -		$51,212
	2009		$50,707	(2)	$	- - -	$	- - -		$50,707

(1)	Compensation for services not related to positions as director.
(2)	Wages received for services performed as a stylist at the salons.
No director compensation was paid or accrued during fiscal 2010 and 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Beneficial Owners of More than Five Percent, Directors, and Management

     The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of February 18, 2011, there were 443,015,464 shares of common stock issued and outstanding.

Amount
And Nature of
		Beneficial		Percent of
Title of Class	Name and Address of Beneficial Owner	Ownership		Class
Super voting Preferred	Nexia Holdings, Inc.
($0.001 par value)	59 West 100 South, Second Floor
	Salt Lake City, Utah 84101	5,850,000		100%
Preferred Series	Richard Surber, President & Director
"B" Stock	59 West 100 South, Second Floor
($0.001par value)	Salt Lake City, Utah 84101	37,134		6.3%
Voting Common Stock	Richard Surber, President, CEO & Director
($0.001 par value)	59 West 100 South, Second Floor
	Salt Lake City, Utah 84101	13,839,225		3.1%
Preferred Series	Richard G. Clegg, CFO & Director
"B" Stock	59 West 100 South, Second Floor
($0.001par value)	Salt Lake City, Utah 84101	25,000		4.2%
Voting Common Stock	Richard G. Clegg, CFO & Director
($0.001 par value)	59 West 100 South, Second Floor
	Salt Lake City, Utah 84101	- - -	-	- - -
Voting Common Stock	Logan Fast, Vice President & Director
($0.001 par value)	59 West 100 South, Second Floor
	Salt Lake City, Utah 84101	- - -	-	- - -
Preferred Series	Logan Fast, Vice President & Director
"B" Stock	59 West 100 South, Second Floor
($0.001par value)	Salt Lake City, Utah 84101	2,000		0.3%

		Amount
		And Nature of
		Beneficial	Percent of
Title of Class	Name and Address of Beneficial Owner	Ownership	Class
Voting Common Stock	AmeriResource Technologies, Inc.
($0.001 par value)	3440 E. Russell Road, Suite 89120
	Las Vegas, Nevada 89120	25,000,005	5.6%
Voting Common Stock	Nexia Holdings, Inc.
($0.001 par value)	59 West 100 South, Second Floor
	Salt Lake City, Utah 84101	250,000,000	56.4%
Preferred Series	Directors and Executive Officers as a Group
"B" Stock
($0.001par value)		64,134	10.8%
Voting Common Stock	Directors and Executive Officers as a Group
($0.001 par value)		13,839,225	3.1%

Change in Control

     There are no agreements, pledges or arrangements of any kind that could affect a change in control of Green Endeavors, Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

     On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $150,000 as of April 30, 2008. This discount is being amortized to the maturity date of the debenture, which is 10 years.

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

     On June 24, 2010, the Board of Directors approved the purchase of 650,000 shares of Green’s Super voting Preferred stock from AmeriResource Technologies, Inc. in exchange for 52,000 shares of Green’s Series B Preferred stock. The number of Series B Preferred shares issued in this transaction was determined based on one share of Green’s Super voting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred share is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000. At the time of this filing, AmeriResource Technologies is no longer considered a related party.

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

     Green shares its corporate office space, certain personnel, and lines of credit with Nexia Holdings, Inc. or entities controlled by Nexia Holdings under the direction of Richard Surber. A Consulting Agreement is expected to be formalized in 2011 to memorialize costs related to shared office space, utilization of certain staff members and lines of credit that are guaranteed by Richard Surber.

Director Independence

     Our Board of Directors does not have any independent members. All three are employed in some capacity by the Company or its affiliates. There are no committees made up of less than all three members of the board for audit, nominating, compensation or hiring purposes. Based upon the size of the Company and its limited resources there are currently not sufficient resources to expand the size of the board and operate committees for these purposes. Richard G. Clegg and Richard D. Surber have both the education and experience to be financial experts on the board. The Board of Directors has always operated as a whole and has not proceeded without all three members of the board consenting to any action.

Item 14. Principal Accountant Fees and Services

     Madsen & Associates CPA’s, Inc. served as our independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $31,685 and $30,420, respectively.

Audit Related Fees

     There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

     There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2010 and 2009, respectively.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
Page
(a) 1. Financial Statements
Report of Independent Registered Public Accounting Firm	19
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	20
Consolidated Statements of Operations for the two years ended December 31, 2010	21
Consolidated Statements of Stockholders’ Deficit for the two years ended December 31, 2010	22
Consolidated Statements of Cash Flows for the two years ended December 31, 2010	23
Notes to Consolidated Financial Statements	24

(a)	2. Financial Statement Schedules
All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3. Exhibits 31

The exhibits listed in the accompanying Exhibit Index (following the Signatures section of this Annual Report on Form 10-K) are filed or incorporated by reference as part of this Annual Report on Form 10-K.

The exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K contain agreements to which Green Endeavors, Inc. is a party. These agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Green Endeavors, Inc. or the other parties to the agreements. Certain of the agreements contain representations and warranties by each of the parties to the applicable agreement, and any such representations and warranties have been made solely for the benefit of the other parties to the applicable agreement as of specified dates, may apply materiality standards that are different than those applied by investors, and may be subject to important qualifications and limitations that are not necessarily reflected in the agreement. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon as statements of factual information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Endeavors, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Green Endeavors, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Endeavors, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 2, 2011

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$67,593	$33,656
Accounts receivable	941	- - -
Inventory	107,365	93,035
Prepaid expenses	3,317	- - -
Note receivable	- - -	19,000
Total current assets	179,216	145,691

Property, plant and equipment, net of accumulated depreciation of $248,939
and $289,969 respectively	493,205	269,388
Other assets	408,614	23,754
Total Assets	$1,081,035	$438,833

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$200,327	$452,719
Deferred revenue	48,525	31,737
Due to related parties	893,405	229,828
Current portion of notes payable related party	125,584	11,250
Current portion of notes payable	198,248	205,535
Current portion of lease obligation	- - -	11,485
Total current liabilities	1,466,089	942,554

Long-Term Liabilities:
Notes payable related party	105,000	238,750
Notes payable	102,056	55,805
Convertible debentures, net of debt discount of $110,193 and $125,000,
respectively	2,749,607	2,750,000
Total long-term liabilities	2,956,663	3,044,555

Stockholders’ Deficit:
Convertible super voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 6,500,000 shares issued and outstanding at December 31, 2010 and 2009; respectively, no
liquidation value	5,850	6,500
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 604,332 and 183,800 shares issued and outstanding at
December 31, 2010 and 2009, respectively	605	184
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares
issued and outstanding	- - -	- - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized;
430,149,464 and 321,395,650 shares issued and outstanding at
December 31, 2010 and 2009, respectively	430,150	321,395
Additional paid in capital	(1,724,501)	(1,778,595)
Accumulated deficit	(2,053,821)	(2,100,450)
Total Green Endeavors, Inc. and Subsidiaries Stockholders’ Deficit	(3,341,717)	(3,550,966)

Noncontrolling interest in subsidiary	- - -	2,690
Total stockholders’ deficit	(3,341,717)	(3,548,276)
Total Liabilities and Stockholders’ Deficit	$1,081,035	$438,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31,	December 31,
	2010	2009
Revenue:
Services, net of discounts	$1,668,424	$1,469,674
Product, net of discounts	582,574	574,677
Total revenue	2,250,998	2,044,351

Costs and Expenses:
Cost of services	994,765	860,827
Cost of product	310,640	296,271
Depreciation	77,042	114,053
General and administrative	929,951	656,332
Total costs and expenses	2,312,398	1,927,483

Income (loss) from operations	(61,400)	116,868

Other income (expenses), net:
Interest expense	(253,514)	(262,433)
Gain on sale of subsidiary	320,770	- - -
Other-than-temporary impairment on marketable securities	- - -	(250,000)
Gain on sale of securities	- - -	1,584
Other income	38,083	8,821
Total other income (expenses), net	105,339	(502,028)

Net income (loss)	43,939	(385,160)
Less: net income attributable to the noncontrolling interest	- - -	(226)

Net income (loss) attributable to the controlling interest	$43,939	$(385,386)

Basic and diluted net income (loss) per share	$0.00	$(0.01)

Weighted average common shares outstanding – basic and diluted	381,748,573	74,097,020

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit
December 31, 2008 through December 31, 2010

								Additional	Retained	Non	-	Total
	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Paid	-	Earnings		controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		in Capital	Deficit		Interest	Deficit

Balance, December 31, 2008	6,500,000	$6,500	185,000	$185	68,395,650	$68,396		$(1,311,864)	$(1,715,064)		$17,427	$(2,934,420)
Write-off of related party
receivables	- - -	- - -	- - -	- - -	- - -	- - -		(332,900)	- - -		(14,963)	(347,863)
Conversion of series B preferred
shares	- - -	- - -	(1,200)	(1)	3,000,000	3,000		(2,999)	- - -		- - -	- - -
Shares issued in conversion of
debenture	- - -	- - -	- - -	- - -	250,000,000	250,000		(125,000)	- - -		- - -	125,000
APIC adjustment for partial
settlement of convertible
debenture	- - -	- - -	- - -	- - -	- - -	- - -		(5,833)	- - -		- - -	(5,833)
Net loss for year ended December
31, 2009	- - -	- - -	- - -	- - -	- - -	- - -		- - -	(385,386)		226	(385,160)

Balance, December 31, 2009	6,500,000	6,500	183,800	184	321,395,650	321,396		(1,778,596)	(2,100,450)		2,690	(3,548,276)
Series B preferred shares issued in
settlement agreement	- - -	- - -	10,000	10	- - -	- - -		(6,010)	- - -		- - -	(6,000)
Series B preferred shares issued to
repurchase Super voting
preferred stock	(650,000)	(650)	52,000	52	- - -	- - -		598	- - -		- - -	- - -
Write-off of related party
receivables	- - -	- - -	- - -	- - -	- - -	- - -		(702,572)	- - -		- - -	(702,572)
Acquisition of remaining 1%
ownership of Landis Salons, Inc.	- - -	- - -	- - -	- - -	- - -	- - -		- - -	2,690		(2,690)	- - -
Conversion of series B preferred
shares	- - -	- - -	(54,200)	(54)	108,753,814	108,754		(108,700)	- - -		- - -	- - -
Series B preferred shares sold for
cash between $1.50 and $2.50
per share	- - -	- - -	337,732	338	- - -	- - -		510,662	- - -		- - -	511,000
Series B preferred shares issued
pursuant to employment
agreement with related party	- - -	- - -	25,000	25	- - -	- - -		124,975	- - -		- - -	125,000
Series B preferred shares issued as
collateral pursuant to the facility
lease agreement for Landis II	- - -	- - -	50,000	50	- - -	- - -		249,950	- - -		- - -	250,000
Amortization of debt discount on
convertible debenture	- - -	- - -	- - -	- - -	- - -	- - -		(14,808)	- - -		- - -	(14,808)
Net income for year ended
December 31, 2010	- - -	- - -	- - -	- - -	- - -	- - -		- - -	43,939		- - -	43,939

Balance, December 31, 2010	5,850,000	$5,850	604,332	$605	430,149,464	$430,150		$(1,724,501)	$(2,053,821)	$	- - - -	$(3,341,717)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		Years Ended
		December 31,		December 31,
		2010		2009
Cash Flows from Operating Activities:
Net income (loss)		$43,939		$(385,160)
Adjustments to reconcile net loss attributable to controlling interest to net cash used for operating activities:
Depreciation		77,042		128,220
Gain on sale of subsidiary		(320,770)		- - -
Gain on sale of investments		- - -		(43,757)
Write-down of related party receivables		(40,349)		- - -
Write-down of investment securities		- - -		250,000
Changes in operating assets and liabilities:
Due from related parties		(643,962)		(247,302)
Inventories		(14,331)		(17,404)
Prepaid expenses		(3,317)		813
Other assets		(190,175)		37,325
Accounts payable and accrued expenses		661,431		401,430
Deferred revenue		19,030		2,108
Other long-term liabilities		90,936		22,541
Net cash (used in) provided by operating activities		(320,526)		148,814

Cash Flows from Investing Activities:
Proceeds from the sale of marketable securities		- - -		9,279
Purchases of long-term investment		(25,085)		- - -
Purchases of property, plant & equipment		(280,085)		(62,000)
Net cash (used in) investing activities		(305,170)		(52,721)

Cash Flows from Financing Activities:
Proceeds from bank loan		100,000		- - -
Payments made on bank loan		(51,367)		(92,227)
Proceeds from issuance of preferred stock		611,000		- - -
Net cash provided by (used in) financing activities		659,633		(92,227)

Increase in cash		33,937		3,866

Cash at Beginning of Year		33,656		29,790

Cash at end of year		$67,593		$33,656

Supplemental cash flow information:
Cash paid during the year for:
Interest		$7,317		$13,349
Non-cash investing and financing activities:
Issuance of series B preferred shares		$369,000	$	- - -
Issuance of common shares for partial settlement of debenture	$	- - -		$125,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Financial Statement Presentation Business Description

     Green Endeavors, Inc., (“Green”) owns and operates two hair salons carrying the Aveda™ product line through its wholly-owned subsidiaries Landis Salons, Inc. (“Landis”) and Landis Salons II, Inc. (“Landis II”) in Salt Lake City Utah.

Organization

     Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc. During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah. On August 26, 2010 Green effected a forward split of the issued and outstanding shares of its common stock on a 1 for five basis and by the same proportion the number of authorized shares were increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares and amended the designations of its Preferred Stock. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. The change in the designation of the Supervoting Preferred Stock will increase its voting rights from 10 votes per share to 100 votes per share, and the amendment to the designation of the Series B Preferred Shares will modify the language in the designation regarding changes in the Common stock and the time period allowed to the corporation to respond to request for conversion up to 90 days. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. Green is quoted on the Pinksheets as an OTCQB issuer under the symbol GRNE.

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

     On September 30, 2009, Landis issued 1,315,000 new shares of its Common stock to Green thereby increasing the amount of Green’s controlling interest in Landis to 99%. In addition to the issuance of Common stock, Green issued a note payable in the amount of $250,000 to Nexia. For consideration of the additional interest in Green, Nexia transferred $250,000 of restricted non-marketable securities in AmeriResource Technologies, Inc. to Landis.

During the year ended December 31, 2009, Green recognized an other-than-temporary loss on its investment in AmeriResource Technologies, Inc. of $250,000 due to continued decline and duration in market value of the investment.

     As of December 31, 2009, Landis was 99% owned by Green and a noncontrolling interest of 1% was held by a former employee. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares for the remaining 1% noncontrolling interest in Landis.

     Newby Salon, L.L.C. (“Newby”), a Utah limited liability company, organized on July 8, 2005 in the state of Utah, formerly owned and operated a Landis Aveda Concept Salon in Bountiful, Utah. On December 1, 2010, Green sold its ownership interest in Newby to Diversified Holdings X, Inc. whose president is also the president of Green Endeavors, Inc. Up until the time of sale, Newby was wholly-owned by Green. Newby was closed on August 15, 2010 because it did not meet our operational performance measurements or real estate requirements.

     Landis Salons II, Inc. was organized on March 17, 2010 as a wholly owned subsidiary for the purpose of opening a second Aveda Lifestyle Salon. On September 20, 2010, Landis II opened its doors for operations.

Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are either wholly-owned or majority-owned by Green.

     Green consolidates entities under control and records a noncontrolling interest for the portions not owned by Green. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.

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

Fair Value of Financial Instruments

     The carrying values of all financial instruments are deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

Cash and Cash Equivalents

     Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2010, Green had no cash equivalents.

Inventory

     Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Property, Plant and Equipment

     Property, plant and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years Shorter of the lease term
or the estimated useful life
Leasehold improvements
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years

Green recorded depreciation expense in the amount of $77,042 for fiscal 2010 and $114,053 for fiscal 2009.

     The following is a summary of Green’s Property, plant and equipment by major category as of December 31, 2010:

		Accumulated
	Cost	Depreciation	Net

Computer equipment and related software	$15,859	$4,249	$11,610
Leasehold improvements	438,678	155,993	282,685
Furniture and fixtures	20,473	9,239	11,234
Equipment	194,838	76,463	118,375
Vehicle	48,193	2,295	45,898
Signage	24,103	700	23,403
Total	$742,144	$248,939	$493,205

     The following is a summary of Green’s Property, plant and equipment by major category as of December 31, 2009:

		Accumulated
	Cost	Depreciation	Net

Computer equipment and related software	$5,374	$3,120	$2,254
Leasehold improvements	367,272	186,252	181,020
Furniture and fixtures	20,492	20,492	- - -
Equipment	118,026	80,105	37,921
Vehicle	48,193	- - -	48,193
Total investments	$559,357	$289,969	$269,388

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

Series B Preferred Stock

     The Series B preferred stock is non-voting, convertible preferred. Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of common stock. The number of common shares received is based on the market value of the common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion. The Preferred Stock is classified as equity as long as there are sufficient shares available to effect the conversion. In some instances certain contracts may pass the option to receive cash or Common Stock to the shareholder. In this case, it is assumed that a cash settlement will occur and balance sheet classification of the affected Preferred Stock and related preferred paid-in capital as a liability.

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

     As of December 31, 2010, the Green had no outstanding options or warrants to purchase shares of our common stock.

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

     The following is a table of Green’s net operating losses (NOL), related estimated deferred tax assets, and expiration dates of the NOLs:

	Net Operating	Deferred	Expiration
	Income (Loss)	Tax Asset (Liability)	Year of NOL

2008	$(1,697,742)	$577,000	2028
2009	(385,160)	131,000	2029
2010	43,939	(15,000)	2030
Total	$(2,038,963)	$693,000

The related deferred tax assets above have been fully offset by a valuation allowance.

Net Loss Per Share

     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For fiscal 2009 potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.

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

Note 3 – Inventory

     Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II Salons. Inventory is carried at the lower of cost or market. As of December 31, 2010, inventory amounted to $107,365 and $93,035 for the year ended December 31, 2009.

Note 4 – Other Assets

The following table shows other assets as of December 31, 2010 and December 31, 2009:

	December 31,		December 31,
	2010		2009
Green Series B Preferred shares pledged as collateral for the Landis II facility
lease (1)	$250,000	$	- - -
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000		- - -
Lease and utility deposits	23,684		23,754
Certificate of deposit	25,462		- - -
Other	4,468		- - -
Total other assets	$408,614		$23,754

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

(2)On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms. As of December 31, 2010, there was $2,474 of accrued interest on the note.

Note 5 – Lease Commitments

Operating Leases

     Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. Rental expense was $115,214 for fiscal 2010 as compared to $133,976 for fiscal 2009.

     As of December 31, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2011	138,076
2012	141,528
2013	145,066
2014	148,693
2015	132,415
Thereafter	376,828
Total lease payments	$1,082,606

Capital Leases

     The following is a summary of the gross amount of assets by class recorded under capital leases as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
Classes of Property	2010	2009
Salon equipment	$50,603	$50,603

Note 6 – Related Party Transactions

     On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $150,000 as of April 30, 2008. This discount is being amortized to the maturity date of the debenture, which is 10 years.

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

     The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of December 31, 2010 and December 31, 2009.

	December 31,	December 31,
	2010	2009
Principal balance	$2,859,800	$2,875,000
Accrued interest	470,278	241,315
Total	$3,330,078	$3,116,315

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

     On December 1, 2010, Green sold its ownership interest in Newby to Diversified Holdings X, Inc. whose president is also the president of Green Endeavors, Inc. See Note 9 for additional information on the sale of Newby.

Note 7 – Notes Payable

A summary of notes payable as of December 31, 2010 is as follows:

	Interest	Due		December 31,	December 31,
Creditor	Rate	Date		2010	2009
American First Federal Credit Union (1)	10.50%	12-01-2012	$	- - -	$30,010
American First Federal Credit Union (1)	10.75%	07-18-2012		- - -	15,315
Xing Investment Corp (2)	10.00%	05-12-2008		171,000	171,000
Chase Bank	7.24%	02-13-2015		37,032	45,015
Nexia Holdings, Inc (related party)	- - -	09-11-2011		125,584	250,000
Salt Lake City Corporation (3)	3.25%	06-18-2015		92,272	- - -
Wasatch Capital Corp. (related party)	5.00%	11-10-2018		105,000	- - -
Total				530,888	511,340
Less: Current portion of notes payable				323,832	216,785
Notes payable				$207,056	$294,555

(1) The loans with American First Federal Credit Union are held by Newby Salons, LLC. On December 1, 2010, Green sold its ownership interest in Newby to Diversified Holdings X, Inc. and no longer consolidates Newby in its financial statements.

(2) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of

December 31, 2010 and December 31, 2009, accrued interest reported in accounts payable and accrued expenses was $34,200.

(3) On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and personally guaranteed by Richard Surber, CEO of Green and Landis Salons, Inc.

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

     As of December 31, 2010 and December 31, 2009, there were sufficient common shares to be issued if the preferred shares were converted due to an increased share price at the end of the year. Based on the availability of common shares upon conversion, it is assumed that Green would settle the contract in shares and classify the preferred shares as equity.

     On December 4, 2009, several Series B Preferred shareholders elected to convert 1,200 shares of Series B preferred stock into 3,000,000 shares of common stock.

     As of December 31, 2009, Green had 6,500,000 shares of Super voting preferred stock outstanding and 183,800 shares of convertible Series B Preferred stock outstanding.

     On January 21, 2010, the Board of Directors approved the conversion of 6,400 shares of Series B Preferred shares into 32,000,000 shares of Common stock. The shares were converted at $0.001 per share based on the closing price of the stock prior to the date of conversion.

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

     On June 24, 2010, the Board of Directors approved the exchange of 650,000 shares of Green’s Super voting Preferred stock from AmeriResource Technologies, Inc. for 52,000 shares of Green’s Series B Preferred stock. The number of Series B Preferred shares issued in this transaction were determined based on one share of Green’s Super voting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred shared is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.

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

     On August 4, 2010, the Board of Directors approved for two different investors the conversions of 3,000 Series B Preferred shares into 15,000,000 shares of common stock for each of the investors. The shares were converted at $0.001 per share which was mutually agreed upon by the Board of Directors and each of the investors.

     On August 5, 2010, the Board of Directors approved the conversion of 3,000 Series B Preferred shares into 15,000,000 shares of common stock. The shares were converted at $0.001 per share which was mutually agreed upon by the Board of Directors and each of the investors.

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

     On October 28, 2010, the Board of Directors approved the conversion of 5,800 Series B Preferred shares into 3,411,765 shares of Common stock for an investor. The shares were converted at $0.0085 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

     In November and December of 2010, Green issued 99,998 Series B Preferred shares to various investors for $150,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investors.

     On November 12, 2010, the Board of Directors approved the conversion of 16,600 Series B Preferred shares into 7,155,172 shares of Common stock for an investor. The shares were converted at $0.0116 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

     On November 16, 2010, the Board of Directors approved the conversion of 4,600 Series B Preferred shares into 1,284,916 shares of Common stock for an investor. The shares were converted at $0.0179 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

     On November 22, 2010, the Board of Directors approved the conversion of 2,200 Series B Preferred shares into 2,000,000 shares of Common stock for an investor. The shares were converted at $0.0055 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

     As of December 31, 2010, Green had 5,850,000 shares of Super voting Preferred stock outstanding and 604,332 shares of convertible Series B Preferred stock outstanding.

Common Stock

     Green is authorized to issue 2,500,000,000 shares of Common stock with a par value of $0.001 per share. As of December 31, 2010, Green had 430,149,464 shares of Common stock outstanding.

     On August 4, 2010, by Written Consent of the majority of the voting rights of the shareholders of Green consent was given to authorize the board of directors to carry out a forward split of the issued and outstanding shares of the common stock on a 1 for five basis and by the same proportion, the number of authorized shares was increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split.

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

     As of December 31, 2009, Landis was 99% owned by Green and had a noncontrolling interest of 1%. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares for the remaining 1% noncontrolling interest in Landis.

Note 9 – Gain on Sale of Subsidiary

     On December 1, 2010, Green affected the sale of its ownership interest in Newby Salons, LLC to Diversified Holdings X, Inc., whose president is also the president of Green. Newby Salons, LLC operated the Bountiful salon location which was closed on August 15, 2010. Green transferred its stock ownership to DHX in exchange for $100. The Stock Purchase Agreement indemnifies and protects Green from any and all obligations, indebtedness and liabilities arising from the course of business.

The following table summarizes the gain on sale of Newby Salons, LLC on December 1, 2010:

Cash consideration received	$100
Net current and long-term liabilities sold	320,670
Gain on sale of subsidiary	$320,770

Note 10 – Going Concern

     Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. However, Green had a net income for the year ended December 31, 2010 of $43,939 and negative working capital of $1,286,873, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Endeavors, Inc.

/s/ Richard D. Surber
Richard D. Surber

President, Chief Executive Officer and Director

Dated: March 25, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard D. Surber

Richard D. Surber

President, Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Richard G. Clegg

Richard G. Clegg

Chief Financial Officer and Director

(Principal Accounting and Financial Officer)

March 25, 2011 March 25, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit						Exhibit			Provided
Number		Description	Form		File Number	Number		Filing Date	Herewith

3	(i)	Amended and Restated Certificate of
		Incorporation	10-12G/A		000-54018	3	(i)	08/23/10

3	(ii)	Bylaws	10-12G/A		000-54018	3	(ii)	08/23/10

3	(iii)	Plan of Merger	8	-K	000-54018	3	(iii)	08/26/10

3	(iv)	Plan of Merger and Share Exchange	8	-K	000-54018	3	(iv)	08/31/10

3	(v)	Utah Articles of Incorporation	8	-K	000-54018	3	(v)	08/31/10

4	(i)	Certificate of Designation for Series B Preferred
		Stock.	10-12G/A		000-54018	4	(i)	08/23/10

4	(ii)	8% Series A Senior Subordinated Convertible
		Redeemable Debenture issued to DHI dated April
		30, 2008.	10-12G/A		000-54018	4	(ii)	08/23/10

4	(iii)	8% Series A Senior Subordinated Convertible
		Redeemable Debenture issued to Akron
		Associates, Inc. dated January 15, 2010.
			10-12G/A		000-54018	4	(iii)	08/23/10

4	(iv)	8% Series A Senior Subordinated Convertible
		Redeemable Debenture issued to Desert Vista
		Capital, LLC. dated January 15, 2010.
			10-12G/A		000-54018	4	(iv)	08/23/10

4	(v)	8% Series A Senior Subordinated Convertible
		Redeemable Debenture issued to Akron
		Associates, Inc. dated March 16, 2010.
			10-12G/A		000-54018	4	(v)	08/23/10

4	(vi)	8% Series A Senior Subordinated Convertible
		Redeemable Debenture issued to Akron
		Associates dated May 11, 2010.	10-12G/A		000-54018	4	(vi)	08/23/10

4	(vii)	8% Series A Senior Subordinated Convertible
		Redeemable Debenture issued to Desert Vista
		Capital, LLC dated May 11, 2010.
			10-12G/A		000-54018	4	(vii)	08/23/10

4	(viii)	Amended Certificate of Designation for Series B
		Preferred Stock.	10-12G/A		000-54018	4	(viii)	09/22/10

10	(i)	Stock Transfer Agreement dated April 1, 2008, by
		which the Company acquired 100% ownership of
		Newby and 85% ownership of Landis.
			10-12G/A		000-54018	10	(i)	08/23/10

10	(ii)	Promissory note dated September 30, 2009 issued
		to Nexia in the amount of $250,000.	10-12G/A		000-54018	10	(ii)	08/23/10

10	(iii)	Stock Purchase Agreement dated April 14, 2010,
		with Desert Vista Capital LLC for the purchase of
		33,334 Series B Preferred Stock.	10-12G/A		000-54018	10	(iii)	08/23/10

10	(iv)	Stock Purchase Agreement dated June 28, 2010,
		with Lakeview Consulting, LLC for the purchase

of 33,334 Series B Preferred Stock.
			10-12G/A		000-54018	10	(iv)	08/23/10

10	(v)	Stock Purchase Agreement dated June 28, 2010,
with Desert Vista Capital LLC for the purchase of
		33,334 Series B Preferred Stock.	10-12G/A		000-54018	10	(v)	08/23/10

10	(vi)	Stock Purchase Agreement dated August 18,
2010, with Desert Vista Capital LLC for the
		purchase of 33,334 Series B Preferred Stock.	10-12G/A		000-54018	10	(vi)	09/22/10

10	(vii)	Stock Purchase Agreement dated August 24,
2010, with Microcap Innovations LLC for the
purchase of 33,334 Series B Preferred Stock.
			10-12G/A		000-54018	10	(vii)	09/22/10

10	(viii)	Stock Purchase Agreement dated September 21,
2010, with Eastshore Enterprises, Inc., for the
purchase of 16,666 shares of Series B Preferred
		Stock	10	-Q	000-54018	10	(viii)	11/01/2010

10	(ix)	Stock Purchase Agreement dated September 28,
2010, with Eastshore Enterprises, Inc. for the
purchase of 16,666 shares of Series B Preferred
		Stock	10	-Q	000-54018	10	(ix)	11/01/2010

10	(x)	Stock Purchase Agreement dated October 12,
		2010, with John Hicks for the purchase o		f 16,666
		shares of Series B Preferred Stock	10	-Q	000-54018	10	(x)	11/01/2010

10	(xi)	Stock Purchase Agreement dated October 26,
2010, with Desert Vista Capital, LLC for the
purchase of 16,666 shares of Series B Preferred
		Stock	10	-Q	000-54018	10	(xi)	11/01/2010

10	(xii)	Stock Purchase Agreement dated November 3,
		2010, with Desert Vista Capital, LLC for the							X
purchase of 16,666 shares of Series B Preferred
Stock

10	(xiii)	Stock Purchase Agreement dated November 9,
		2010, with Microcap Innovations LLC for the							X
purchase of 16,666 shares of Series B Preferred
Stock

10	(xiv)	Stock Purchase Agreement dated November 9,
		2010, with Desert Vista Capital, LLC for the							X
purchase of 16,666 shares of Series B Preferred
Stock

10	(xv)	Stock Purchase Agreement dated November 29,
		2010, with Akron Associates, Inc. for the							X
purchase of 16,666 shares of Series B Preferred
Stock

10	(xvi)	Stock Purchase Agreement dated December 8,
		2010, with Desert Vista Capital, LLC for the							X
purchase of 33,334 shares of Series B Preferred
Stock

31.01		Certification of the Registrant’s Chief Executive
		Officer, Richard D. Surber, pursuant to Rule 13a-							X
14 of the Securities Exchange Act of 1934.

31.02		Certification of the Registrant’s Chief Financial
		Officer, Richard G. Clegg, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934							X

.

32.01	Certification of the Registrant’s Chief Executive
Officer, Richard D. Surber, pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906	X
of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Registrant’s Chief Financial
Officer, Richard G. Clegg, pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906	X
of the Sarbanes-Oxley Act of 2002.