Form 10-Q
period 2011-03-31
Green Endeavors, Inc.
filed 2011-05-13
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
______________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

On April 29, 2011, 443,015,464 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

		March 31,		December 31,
		2011		2010
Assets		(Unaudited)
Current Assets:
Cash		$64,683		$67,593
Accounts receivable		169		941
Inventory		135,815		107,365
Prepaid expenses		2,322		3,317
Total current assets		202,989		179,216

Property, plant and equipment, net of accumulated depreciation of
$274,097 and $248,939 respectively		471,667		493,205
Other assets		403,483		408,614
Total Assets		$1,078,139		$1,081,035

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses		$247,995		$200,327
Deferred revenue		48,666		48,525
Due to related parties		957,922		893,405
Current portion of notes payable related party	-	- - -		125,584
Current portion of notes payable		198,402		198,248
Total current liabilities		1,452,985		1,466,089

Long-Term Liabilities:
Notes payable related party		105,000		105,000
Notes payable		95,200		102,056
Convertible debentures, net of debt discount of $106,436 and
$110,193, respectively		2,753,364		2,749,607
Total long-term liabilities		2,953,564		2,956,663

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value,
10,000,000 shares authorized; 5,850,000 and 5,850,000 shares
issued and outstanding at March 31, 2011 and December 31, 2010,		5,850		5,850
respectively, no liquidation value
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 622,465 and 604,332 shares issued and
outstanding at March 31, 2011 and December 31, 2010,		622		605
respectively
Preferred stock - $0.001 par value 3,000,000 shares authorized, no
shares issued and outstanding	-	- - -	-	- - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized;
443,015,464 and 430,149,464 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively		443,015		430,150
Additional paid in capital		(1,692,729)		(1,724,501)
Accumulated deficit		(2,085,168)		(2,053,821)
Total Stockholders’ Deficit		(3,328,410)		(3,341,717)
Total Liabilities and Stockholders’ Deficit		$1,078,139		$1,081,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenue:
Services, net of discounts	$495,576	$373,238
Product, net of discounts	166,507	134,923
Total revenue	662,083	508,161

Costs and Expenses:
Cost of services	279,303	237,523
Cost of product	68,916	72,396
Depreciation	25,158	25,145
General and administrative	255,518	225,053
Total costs and expenses	628,895	560,117

Income (loss) from operations	33,188	(51,956)

Other expenses, net:
Interest expense	60,380	61,493
Other (income) expense	4,155	(39,742)
Total other expenses, net	64,535	21,751

Net loss	$(31,347)	$(73,707)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	442,157,731	345,751,206

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

		Three Months Ended
	March 31,		March 31,
		2011	2010
Cash Flows from Operating Activities:
Net loss		$(31,347)	$(73,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		25,158	25,145
Changes in operating assets and liabilities:
Due from related parties		(815)	(40,349)
Inventories		(28,450)	23,591
Prepaid expenses		995	(584)
Other assets		5,131	19,000
Accounts payable and accrued expenses		112,183	130,669
Deferred revenue		141	1,473
Other long-term liabilities	-	- - -	(7,880)
Net cash provided by operating activities		82,996	77,358

Cash Flows from Investing Activities:
Purchases of property, plant & equipment		(3,620)	(12,573)
Net cash used in investing activities		(3,620)	(12,573)

Cash Flows from Financing Activities:
Payments made on notes payable		(132,286)	(10,000)
Proceeds from issuance of preferred stock		50,000	11,000
Net cash provided by (used in) financing activities		(82,286)	1,000

Increase (decrease) in cash		(2,910)	65,785

Cash at beginning of period		67,593	33,656

Cash at end of period		$64,683	$99,441

Supplemental cash flow information:
Cash paid during the period for:
Interest		$1,420	$1,753
Non-cash investing and financing activities:
Issuance of series B preferred shares	$-	- - -	$50,000

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

Organization

     Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc. During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah. On August 26, 2010 Green effected a forward split of the issued and outstanding shares of its common stock on a one for five basis and by the same proportion the number of authorized shares were increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares and amended the designations of its Preferred Stock. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. The change in the designation of the Supervoting Preferred Stock will increase its voting rights from 10 votes per share to 100 votes per share, and the amendment to the designation of the Series B Preferred Shares will modify the language in the designation regarding changes in the Common stock and the time period allowed to the corporation to respond to request for conversion up to 90 days. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. Green is quoted on the OTC Markets as an OTCQB issuer under the symbol GRNE.

     Green is a 90% controlled subsidiary of Nexia Holdings, Inc (“Nexia”). Green was acquired by Nexia in October 2007 in exchange for 150,000 shares of Nexia Series C Preferred Stock valued at $750,000. Nexia is not currently a reporting company and is quoted on the OTC Markets under the symbol NXHD.

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

     Landis Salons II, Inc. was organized on March 17, 2010 as a wholly owned subsidiary for the purpose of opening a second Aveda Lifestyle Salon. On September 20, 2010, Landis II commenced operations.

Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are either wholly-owned or majority-owned by Green.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the first quarter ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

     Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2011 and December 31, 2010, Green had no cash equivalents.

Inventory

     Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Property, Plant and Equipment

     Property, plant and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years
Leasehold improvments	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years

     Green recorded depreciation expense in the amount of $25,158 for the three months ended March 31, 2011 and $25,145 for same period in 2010.

The following is a summary of Green’s Property, plant and equipment by major category as of March 31,

2011	:
			Accumulated
		Cost	Depreciation	Net
Computer equipment and related software		$16,498	$5,965	$10,533
Leasehold improvements		439,270	169,055	270,215
Furniture and fixtures		19,998	9,887	10,111
Equipment		197,702	85,018	112,684
Vehicle		48,193	2,869	45,324
Signage		24,103	1,303	22,800
Total		$745,764	$274,097	$471,667

The following is a summary of Green’s Property, plant and equipment by major category as of December 31,

2010	:
			Accumulated
		Cost	Depreciation	Net
Computer equipment and related software		$15,859	$4,249	$11,610
Leasehold improvements		438,678	155,993	282,685
Furniture and fixtures		20,473	9,239	11,234
Equipment		194,838	76,463	118,375
Vehicle		48,193	2,295	45,898
Signage		24,103	700	23,403
Total		$742,144	$248,939	$493,205

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

Stock Based Compensation

     Green recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the restricted stock award, option or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the closing price of Green’s common stock on the grant date.

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

     As of March 31, 2011 and December 31, 2010, Green had no outstanding options or warrants to purchase shares of our common stock.

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

     As of March 31, 2011, Green’s deferred tax assets, which are solely related to net operating losses, have been fully offset by a valuation allowance.

Net Loss Per Share

     Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period.

Recent Accounting Pronouncements

     Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

     Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of March 31, 2011, inventory amounted to $135,815 and $107,365 as of December 31, 2010.

Note 4 – Other Assets

The following table shows other assets as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Green Series B Preferred shares pledged as collateral for the Landis II facility
lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	18,768	23,684
Certificate of deposit	25,648	25,462
Other	4,067	4,468
Total other assets	$403,483	$408,614

(1) On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon. These shares were then assigned to the landlord of Landis II as a security deposit with a related value of $250,000. The shares will be returned to Green after the second year of the lease term unless Landis Salons II is in default.

(2) On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms. This note receivable was pledged as collateral for the Landis II facility lease. The pledge agreement will expire after the second year of the lease term unless it is in default. As of March 31, 2011, there was $3,768 of accrued interest on the note.

Note 5 – Lease Commitments

Operating Leases

     Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. Rental expense was $38,303 for the three months ended March 31, 2011, as compared to $32,868 for the same period in 2010.

     As of March 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2011	103,771
2012	141,528
2013	145,066
2014	148,693
2015	132,415
Thereafter	376,828
Total lease payments	$1,048,301

Capital Leases

     During the year ended December 31, 2010, Green completed its capital lease through a bargain purchase option extended in the lease agreement. The bargain purchase amount was $4,916 which was the entire amount of the security deposit.

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

     The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Principal balance	$2,859,800	$2,859,800
Accrued interest	526,691	470,278
Total	$3,386,491	$3,330,078

     On June 24, 2010, the Board of Directors approved the purchase of 650,000 shares of Green’s Supervoting Preferred stock from AmeriResource Technologies, Inc. in exchange for 52,000 shares of Green’s Series B Preferred stock. The number of Series B Preferred shares issued in this transaction was determined based on one share of Green’s Supervoting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred share is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.

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

     On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II, Inc. to serve as the location for a new Landis Lifestyle Salon. The shares are held by the landlord of the Marmalade facility to be converted and liquidated in the event of default on the part of Landis II. The shares will be returned to Landis II at the end of the second year of the lease term unless it is in default and are reflected as an Other asset on Green’s Consolidated Balance Sheet.

     On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms. The pledge agreement will expire after the second year of the lease term unless it is in default.

     On December 1, 2010, Green sold its ownership interest in Newby to Diversified Holdings X, Inc. whose president is also the president of Green Endeavors, Inc. See Note 9 for additional information on the sale of Newby.

     On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from the Mr. Surber.

Note 7 – Notes Payable

A summary of notes payable as of March 31, 2011 and December 31, 2010 is as follows:

		Interest	Due		March 31,	December 31,
Creditor		Rate	Date		2011	2010
Xing Investment Corp (1)		10.00%	05-12-2008		171,000	171,000
Chase Bank		7.24%	02-13-2015		35,017	37,032
Nexia Holdings, Inc (related party)	-	- - -	09-11-2011	-	- - -	125,584
Salt Lake City Corporation (2)		3.25%	06-18-2015		87,585	92,272
Wasatch Capital Corp. (related party)		5.00%	11-10-2018		105,000	105,000
Total					398,602	530,888
Less: Current portion of notes payable					198,402	323,832
Notes payable					$200,200	$207,056

(1) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of March 31, 2011 and December 31, 2010, accrued interest reported in accounts payable and accrued expenses was $34,200.

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

     Green is authorized to issue 15,000,000 shares of preferred stock. Green’s preferred stock may be divided into such series as may be established by the Board of Directors. Each share of the Supervoting preferred stock is convertible into 100 shares of Green’s Common stock and has the voting rights equal to 100 shares of Common stock.

     The Series B preferred stock is non-voting, convertible preferred. Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of Common stock. The number of common shares received is based on the market value of the Common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash.

     As of March 31, 2011 and December 31, 2010, there were sufficient common shares to be issued if the preferred shares were converted due to an increased share price. Based on the availability of common shares upon conversion, it is assumed that Green would settle the contract in shares and classify the preferred shares as equity.

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

     On June 24, 2010, the Board of Directors approved the exchange of 650,000 shares of Green’s Supervoting Preferred stock from AmeriResource Technologies, Inc. for 52,000 shares of Green’s Series B Preferred stock. The number of Series B Preferred shares issued in this transaction were determined based on one share of Green’s Supervoting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred shared is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.

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

     As of March 31, 2011 and December 31, 2010, Green had 5,850,000 shares of Supervoting Preferred stock issued and outstanding and 622,465 and 604,332 shares of convertible Series B Preferred stock issued and outstanding, respectively.

     On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

     On March 10, 2011, Green issued 14,333 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.74 per share which was mutually agreed upon by the Board of Directors and the individual investor.

     On March 16, 2011, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

Common Stock

     Green is authorized to issue 2,500,000,000 shares of Common stock with a par value of $0.001 per share. As of March 31, 2011, Green had 443,015,464 shares of Common stock outstanding.

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

     Common stock issued during fiscal 2010 and during the three months ended March 31, 2011 have all been related to the conversion of Series B Preferred shares which are disclosed above in Note 8 – Stockholders’ Deficit under the heading Preferred Stock.

Noncontrolling Interest

     As of December 31, 2009, Landis was 99% owned by Green and had a noncontrolling interest of 1%. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares for the remaining 1% noncontrolling interest in Landis.

Note 9 – Gain on Sale of Subsidiary

     On December 1, 2010, Green affected the sale of its ownership interest in Newby Salons, LLC to Diversified Holdings X, Inc., whose president is also the president of Green. Newby Salons, LLC operated the Bountiful salon location which was closed on August 15, 2010. Green transferred its stock ownership to DHX in exchange for $100. The Stock Purchase Agreement indemnifies and protects Green from any and all obligations, indebtedness and liabilities arising from the ownership of and the property owned or formerly owned by Newby Salons, LLC

The following table summarizes the gain on sale of Newby Salons, LLC on December 1, 2010:

Cash consideration received	$100
Net current and long-term liabilities sold	320,670
Gain on sale of subsidiary	$320,770

Note 10 – Going Concern

     Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. Green had a net loss for the three months ended March 31, 2011 of $31,347 and negative working capital of $1,249,996, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 11 – Subsequent Event

     On April 5, 2011, the Company issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion of the Company’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10K for the fiscal years ended December 31, 2010 and December 31, 2009. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Results of Operations

     Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda™ line of products. In August 2010, we determined that Newby Salons, LLC, which operated our Bountiful salon, did not meet our operational performance or real estate requirements and was closed. Revenue and expenses from the Bountiful salon are included in the following analysis of our operations until December 1, 2010 when Newby Salons, LLC was sold. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three months ended March 31, 2011 and 2010.

Revenue

     We generate revenue through the sale of services and products in the hair salon industry. For the three months ended March 31, 2011 and 2010, we had sales of $662,083 and $508,161, net of discounts, respectively. Our revenue increased $153,922 or 30% for the three months ended March 31, 2011 as compared to March 31, 2010.

     The percentage increase in revenues for the three months ended March 31, 2011 compared to the same period in 2010 and the three months ended March 31, 2010 compared to the same period in 2009, were driven by the following factors:

	March 31,		March 31,
Factor	2011		2010
Same-store	3.07%		4.88%
New salon	34.68%	-	- - -
Closed salon	(7.46)%		0.12%
Total	30.29%		5.00%

Three months ended March 31, 2011 and 2010

     The following table shows the increase in revenues for the three months ended March 31, 2011 compared to March 31, 2010 between services and product.

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change
Services	$495,576	$373,238	$122,338
Product	166,507	134,923	31,584
Total revenue	$662,083	$508,161	$153,922

Costs of Revenue

Three months ended March 31, 2011 and 2010

     Costs of revenue for the three months ended March 31, 2011, increased to $348,219 from $309,920 for the three months ended March 31, 2010, an increase of 12%. This increase over the comparable quarterly periods is primarily attributable to increased services and product revenue partially offset by an increased effort in reducing the cost of providing services.

     Cost of services for the three months ended March 31, 2011, increased to $279,303 from $237,524 for the three months ended March 31, 2010. Cost of product for the three months ended March 31, 2011, decreased to $68,916 from $72,396 for the three months ended March 31, 2010.

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Services	56.4%	63.6%
Product	41.4%	53.7%

Operating Expenses

Three months ended March 31, 2011 and 2010

     The following table shows General and administrative expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010	Change
Salaries and wages	$81,056	$67,115	$13,941
Rent	38,303	32,868	5,435
Advertising	29,831	19,960	9,871
Credit card merchant fees	12,883	12,988	(105)
Insurance	10,180	16,559	(6,379)
Utilities and telephone	11,750	9,287	2,463
Professional services	48,472	23,500	24,972
Repairs and maintenance	3,970	12,488	(8,518)
Dues and subscriptions	5,101	3,990	1,111
Office expense	4,395	6,647	(2,252)
Travel	2,071	2,174	(103)
Other	7,506	17,476	(9,970)
Total General and administrative expenses	$255,518	$225,052	$30,466

     The increase in General and administrative expenses over the comparable quarterly periods is primarily due to increases in professional services, salaries and wages, advertising and other individually insignificant general and administrative expenses. Salaries and wages increased due to additional administrative personnel on staff during the three months ended March 31, 2011 as compared to the same period in 2010. Other general and administrative expenses included office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

     Depreciation and amortization expense for the three months ended March 31, 2011, increased slightly to $25,158 from $25,145 for the three months ended March 31, 2010. The increase is due to an increase in property, plant and equipment purchased at the end of fiscal 2010 relating to the opening of the Landis II salon offset by fixed assets becoming fully depreciated between the comparative periods.

Other Expenses, net

Three months ended March 31, 2011 and 2010

     Other expenses, net for the three months ended March 31, 2011, increased to $64,535 from $21,751 for the three months ended March 31, 2010, an increase of $42,784. This increase over the comparable quarterly periods is primarily due to a decrease of $33,671 from the settlement of a note receivable.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010

     We had a working capital deficit of $1,249,996 as of March 31, 2011. Our Current assets were $202,989, which consisted of $64,683 in Cash, $135,815 in Inventory, $2,322 in Prepaid expenses and $169 in Accounts receivable. Our Total assets were $1,078,139, which included $471,667 in Property and equipment (net), and $403,483 in Other assets. Our Current liabilities were $1,452,985, including $247,995 in Accounts payable and accrued expenses, $957,922 Due to related parties, and $198,402 in the Current portion of notes payable. Our Long-term liabilities were $2,953,564. Our total Stockholders’ deficit at March 31, 2011 was $3,328,410.

     We had a working capital deficit of $1,286,873 as of December 31, 2010. Our Current assets were $179,216, which consisted of $67,593 in Cash, $107,365 in Inventory, $3,317 in Prepaid expenses and $941 in Accounts receivable. Our Total assets were $1,081,035, which included $493,205 in Property and equipment (net), and $408,614 in Other assets. Our Current liabilities were $1,466,089, including $200,327 in Accounts payable and accrued expenses, $893,405 Due to related parties, and $323,832 in the Current portion of notes payable. Our Long-term liabilities were $2,956,663. Our total Stockholders’ deficit at December 31, 2010 was $3,341,717.

Cash Flows from Operating Activities

     Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.

Three months ended March 31, 2011 and 2010

     Net cash provided by operating activities for the three months ended March 31, 2011 was $82,997 as compared to $77,358 for the three months ended March 31, 2010. The increase in cash provided by operating activities over the comparable periods is primarily due to a decrease of $42,360 of net loss offset by the overall change in the balances of operating assets and liabilities.

     We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the year ended December 31, 2011.

Cash Flows from Investing Activities

Three months ended March 31, 2011 and 2010

     Cash flow used in investing activities for the three months ended March 31, 2011 was $3,621 as compared to $12,573 for the three months ended March 31, 2010. The decrease in cash flow used in investing activities is due to a decrease in purchases of property and equipment.

     We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Three months ended March 31, 2011 and 2010

     Cash flow used in financing activities for the three months ended March 31, 2011 was $82,286 as compared to cash flow provided by financing activities of $1,000 for the three months ended March 31, 2010. The transition to cash flow used in financing activities over the comparable period is due to an increase of payments on notes payable in the current period, which increase was offset by an increase in the proceeds from the issuance of preferred stock.

     We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

     We have insufficient current assets to meet our current liabilities due to negative working capital of $1,249,996 as of March 31, 2011. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

     On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the Board of Directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 185,000 shares of Voting Common Stock pursuant to the Plan as of March 31, 2011.

We have no contractual commitment with any of our officers or directors.

We expect to purchase property or equipment as part of our normal ongoing operations.

Going Concern

     Our audit opinion for the year ended December 31, 2010 expressed substantial doubt as to our ability to continue as a going concern as a result of reoccurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

     As of March 31, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.

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

     Based on their evaluation as of March 31, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2010 and 2009, occurred during the first quarter of 2011

Item 1A. Risk Factors

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

The voting control held by Nexia Holdings Inc. creates an anti-takeover or change of control limitation. Nexia currently holds voting control of the Company through its ownership of Supervoting preferred stock.

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

Even though our securities are quoted on the OTC Markets, that may not permit our investors to sell securities when and in the manner that they wish. There is not currently a significant volume of shares trading in the Company’s common stock and there may never be sufficient volume to create a liquid market such as to allow all shareholders to sell or buy shares whenever they desire. A liquid market for the sale of shares of the Companies securities may never develop.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 10, 2011, Green issued 14,333 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.74 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

     On March 16, 2011, Green issued 16,666 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Subsequent Event

     On April 5, 2011, the Company issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion of the Company’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)		The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

					Incorporated by Reference
Exhibit					File	Exhibit		Filing	Provided
Number		Description	Form		Number	Number		Date	Herewith

3	(i)	Amended and Restated Certificate of
		Incorporation	10-12G/A		000-54018	3	(i)	08/23/10

3	(ii)	Bylaws	10-12G/A		000-54018	3	(ii)	08/23/10

3	(iii)	Plan of Merger	8	-K	000-54018	3	(iii)	08/26/10

3	(iv)	Plan of Merger and Share Exchange	8	-K	000-54018	3	(iv)	08/31/10

3	(v)	Utah Articles of Incorporation	8	-K	000-54018	3	(v)	08/31/10

4	(i)	Certificate of Designation for Series B
		Preferred Stock.	10-12G/A		000-54018	4	(i)	08/23/10

4	(ii)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to DHI dated April 30, 2008.	10-12G/A		000-54018	4	(ii)	08/23/10

4	(iii)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Akron Associates, Inc. dated
		January 15, 2010.	10-12G/A		000-54018	4	(iii)	08/23/10

4	(iv)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Desert Vista Capital, LLC.
		dated January 15, 2010.	10-12G/A		000-54018	4	(iv)	08/23/10

4	(v)	8% Series A Senior Subordinated
		Convertible Redeemable Debenture
		issued to Akron Associates, Inc. dated
		March 16, 2010.	10-12G/A		000-54018	4	(v)	08/23/10

4	(vi)	8% Series A Senior Subordinated
Convertible Redeemable Debenture
		issued to Akron Associates dated May	10-12G/A	000-54018	4(vi)	08/23/10
11, 2010.

4	(vii)	8% Series A Senior Subordinated
Convertible Redeemable Debenture
issued to Desert Vista Capital, LLC
		dated May 11, 2010.	10-12G/A	000-54018	4(vii)	08/23/10

4	(viii)	Amended Certificate of Designation for
		Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	09/22/10

10	(i)	Stock Purchase Agreement dated March
		10, 2011, with Desert Vista Capital, LLC					X
for the purchase of 16,666 shares of
Series B Preferred Stock

10	(ii)	Stock Purchase Agreement dated March
		16, 2011, with Fredric Lande for the					X
purchase of 14,333 shares of Series B
Preferred Stock

31.01		Certification of the Registrant’s Chief
		Executive Officer, Richard D. Surber,					X
pursuant to Rule 13a-14 of the Securities
Exchange Act of 1934.

31.02		Certification of the Registrant’s Chief
		Financial Officer, Richard G. Clegg,					X
pursuant to Rule 13a-14 of the Securities
Exchange Act of 1934.

32.01		Certification of the Registrant’s Chief
		Executive Officer, Richard D. Surber,					X
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.02		Certification of the Registrant’s Chief
		Financial Officer, Richard G. Clegg,					X
pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE:	May 11, 2011	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE:	May 11, 2011	By: /s/ Richard G. Clegg
Richard G. Clegg
Chief Financial Officer and Director