Form 10-Q
period 2011-06-30
Green Endeavors, Inc.
filed 2011-08-10
CIK 1487997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

[X] Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54018

______________________

GREEN ENDEAVORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

______________________

Utah (State or Other Jurisdiction of Incorporation or Organization)	27-3270121 (I.R.S. Employer Identification No.)
59 West 100 South 2nd Floor Salt Lake City, Utah (Address of Principal Executive Offices)	84101 (Zip Code)

(801) 575-8073

Registrant’s Telephone Number, including Area Code

______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

On August 4, 2011, 454,348,797 shares of the registrant’s common stock, $0.001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets:
	June 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations:
	Three and Six Months Ended June 30, 2011 and June 30, 2010	2

	Consolidated Statements of Cash Flows:
	Six Months Ended June 30, 2011 and June 30, 2010	3

	Notes to Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	[Reserved]	25

Item 5	Other Information	25

Item 6.	Exhibits	26

	Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets:
Cash	$87,798	$67,593
Accounts receivable	112	941
Inventory	103,649	107,365
Prepaid expenses	1,327	3,317
Total current assets	192,886	179,216

Property, plant and equipment, net of accumulated depreciation of $296,254 and $248,939 respectively	452,381	493,205
Other assets	403,168	408,614
Total Assets	$1,048,435	$1,081,035

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$311,429	$200,327
Deferred revenue	48,433	48,525
Due to related parties	839,150	893,405
Convertible debentures, net of debt discount of $52,744 and $0, respectively	54,756	—
Current portion of notes payable related party	—	125,584
Current portion of notes payable	198,480	198,248
Total current liabilities	1,452,248	1,466,089

Long-Term Liabilities:
Notes payable related party	105,000	105,000
Notes payable	88,277	102,056
Convertible debentures, net of debt discount of $102,680 and $110,193, respectively	2,757,120	2,749,607
Total long-term liabilities	2,950,397	2,956,663

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 626,532 and 610,332 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	627	610
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 454,348,797 and 430,149,464 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	454,349	430,150
Additional paid in capital	(1,594,093)	(1,694,506)
Accumulated deficit	(2,220,943)	(2,083,821)
Total Stockholders’ Deficit	(3,354,210)	(3,341,717)
Total Liabilities and Stockholders’ Deficit	$1,048,435	$1,081,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Services, net of discounts	$522,424	$409,578	$1,018,000	$782,816
Product, net of discounts	165,885	138,542	332,392	273,465
Total revenue	688,309	548,120	1,350,392	1,056,281

Costs and Expenses:
Cost of services	329,162	205,170	608,465	442,694
Cost of product	108,365	73,927	177,281	146,324
Depreciation and amortization	22,156	13,666	47,314	38,811
General and administrative	255,980	214,166	511,498	439,219
Total costs and expenses	715,663	506,929	1,344,558	1,067,048

Income (loss) from operations	(27,354)	41,191	5,834	(10,767)

Other expenses, net:
Interest expense	76,437	64,128	136,817	125,621
Other (income) expense	1,984	3,037	6,139	(36,705)
Total other expenses, net	78,421	67,165	142,956	88,916

Net loss	$(105,775)	$(25,974)	$(137,122)	$(99,683)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	450,735,244	362,967,079	446,470,182	354,695,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities:
Net loss	$(137,122)	$(99,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,315	38,811
Amortization of debt discount	15,985	—
Changes in operating assets and liabilities:
Due from related parties	(758)	(112,482)
Inventories	3,716	20,127
Prepaid expenses	1,990	(1,093)
Other assets	5,446	(81,000)
Accounts payable and accrued expenses	56,847	175,761
Deferred revenue	(92)	2,273
Other long-term liabilities	—	(9,795)
Net cash used in operating activities	(6,673)	(67,081)

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(6,491)	(42,312)
Purchase of long-term investment	—	(25,085)
Net cash used in investing activities	(6,491)	(67,397)

Cash Flows from Financing Activities:
Payments made on notes payable	(139,131)	(10,000)
Proceeds from loan	107,500	100,000
Proceeds from issuance of preferred stock	65,000	161,000
Net cash provided by financing activities	33,369	251,000

Increase in cash	20,205	116,522

Cash at beginning of period	67,593	33,656

Cash at end of period	$87,798	$150,178

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,371	$3,252
Non-cash investing and financing activities:
Issuance of series B preferred shares	$—	$260,000

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2011 and December 31, 2010, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years
Leasehold improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years

Green recorded depreciation expense in the amount of $22,157 for the three months ended June 30, 2011, $13,666 for the three months ended June 30, 2010, $47,315 for the six months ended June 30, 2011 and $38,811 for same period in 2010.

The following is a summary of Green’s Property, plant and equipment by major category as of June 30, 2011:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$16,498	$7,149	$9,349
Leasehold improvements	441,078	180,758	260,320
Furniture and fixtures	19,998	10,465	9,533
Equipment	198,765	92,535	106,230
Vehicle	48,193	3,442	44,751
Signage	24,103	1,905	22,198
Total	$748,635	$296,254	$452,381

The following is a summary of Green’s Property, plant and equipment by major category as of December 31, 2010:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$15,859	$4,249	$11,610
Leasehold improvements	438,678	155,993	282,685
Furniture and fixtures	20,473	9,239	11,234
Equipment	194,838	76,463	118,375
Vehicle	48,193	2,295	45,898
Signage	24,103	700	23,403
Total	$742,144	$248,939	$493,205

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

Series B Preferred Stock

Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of common stock and has one vote. The number of common shares received is based on the market value of the common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion. The Preferred Stock is classified as equity as long as there are sufficient shares available to effect the conversion. In some instances certain contracts may pass the option to receive cash or Common Stock to the shareholder. In this case, it is assumed that a cash settlement will occur and balance sheet classification of the affected Preferred Stock and related preferred paid-in capital as a liability.

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

Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

•         Expected volatility of our stock;

•         Expected term of stock options;

•         Risk-free interest rate for the period;

•         Expected dividends, if any; and

•         Expected forfeitures.

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

As of June 30, 2011 and December 31, 2010, Green had no outstanding options or warrants to purchase shares of our common stock.

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

As of June 30, 2011, Green’s deferred tax assets, which are solely related to net operating losses, have been fully offset by a valuation allowance.

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

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of June 30, 2011, inventory amounted to $103,649 and $107,365 as of December 31, 2010.

Note 4 – Other Assets

The following table shows other assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	18,768	23,684
Certificate of deposit	25,838	25,462
Other	3,562	4,468
Total other assets	$403,168	$408,614

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

(2) On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms. This note receivable was pledged as collateral for the Landis II facility lease. The pledge agreement will expire after the second year of the lease term unless it is in default. As of June 30, 2011, there was $5,077 of accrued interest on the note.

Note 5 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. Rental expense was $40,007 for the three months ended June 30, 2011 as compared to $33,426 for the three months ended June 30, 2010. For the six months ended June 30, 2011 rent expense was $78,310 as compared to $66,294 for the same period in 2010.

As of June 30, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2011	69,467
2012	141,528
2013	145,066
2014	148,693
2015	132,415
Thereafter	376,828
Total lease payments	$1,013,997

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

The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Principal balance	$2,859,800	$2,859,800
Accrued interest	583,730	470,278
Total	$3,443,530	$3,330,078

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

Note 7 – Notes Payable

A summary of notes payable as of June 30, 2011 and December 31, 2010 is as follows:

Creditor	Interest Rate	Due Date	June 30, 2011	December 31, 2010
Xing Investment Corp (1)	10.00%	05-12-2008	$171,000	$171,000
Chase Bank	7.24%	02-13-2015	32,896	37,032
Nexia Holdings, Inc (related party)	—	09-11-2011	—	125,584
Asher Enterprises, Inc. (3)	8.00%	01-09-2012	75,000	—
Asher Enterprises, Inc. (4)	8.00%	03-16-2012	32,500	—
Salt Lake City Corporation (2)	3.25%	06-18-2015	82,861	92,272
Wasatch Capital Corp. (related party)	5.00%	11-10-2018	105,000	105,000
Total			499,257	530,888
Less: Current portion of notes payable			305,980	323,832
Notes payable			$193,277	$207,056

(1) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of June 30, 2011 and December 31, 2010, accrued interest reported in accounts payable and accrued expenses was $34,200.

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

(3) On April 5, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $47,951. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. As of June 30, 2011, accrued interest reported in accounts payable and accrued expenses was $1,414.

(4) On June 14, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $20,779. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. As of June 30, 2011, accrued interest reported in accounts payable and accrued expenses was $114.

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

Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of Common stock and has one vote. The number of common shares received is based on the market value of the Common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash.

As of June 30, 2011 and December 31, 2010, there were sufficient common shares to be issued if the preferred shares were converted due to an increased share price. Based on the availability of common shares upon conversion, it is assumed that Green would settle the contract in shares and classify the preferred shares as equity.

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

On December 2, 2010, the Board of Directors approved the issuance of 2,000 Series B Preferred shares each to three employees of Landis Salons, Inc. for services rendered. The shares were valued at $5 per share or $30,000.

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

On March 16, 2011, Green issued 16,333 Series B Preferred shares to an investor for $25,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

On April 1, 2011, the Board of Directors approved the conversion of 4,600 Series B Preferred shares into 3,833,333 shares of Common stock for an investor. The shares were converted at $0.006 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

On April 26, 2011, Green issued 10,000 Series B Preferred shares to an investor for $15,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor.

On April 28, 2011, the Board of Directors approved the conversion of 5,000 Series B Preferred shares into 5,000,000 shares of Common stock for an investor. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

On June 13, 2011, the Board of Directors approved the conversion of 2,000 Series B Preferred shares into 2,500,000 shares of Common stock for an investor. The shares were converted at $0.004 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

As of June 30, 2011 and December 31, 2010, Green had 5,850,000 shares of Supervoting Preferred stock issued and outstanding and 626,532 and 610,332 shares of convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 2,500,000,000 shares of Common stock with a par value of $0.001 per share. As of June 30, 2011, Green had 454,348,797 shares of Common stock outstanding.

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

Common stock issued during fiscal 2010 and during the six months ended June 30, 2011 have all been related to the conversion of Series B Preferred shares which are disclosed above in Note 8 – Stockholders’ Deficit under the heading Preferred Stock.

Noncontrolling Interest

As of December 31, 2009, Landis was 99% owned by Green and had a noncontrolling interest of 1%. During the three months ended March 31, 2010, Green issued 10,000 Series B Preferred shares for the remaining 1% noncontrolling interest in Landis.

Note 9 – Gain on Sale of Subsidiary

On December 1, 2010, Green affected the sale of its ownership interest in Newby Salons, LLC to Diversified Holdings X, Inc., whose president is also the president of Green. Newby Salons, LLC operated the Bountiful salon location which was closed on August 15, 2010. Green transferred its stock ownership to DHX in exchange for $100. The Stock Purchase Agreement indemnifies and protects Green from any and all obligations, indebtedness and liabilities arising from the ownership of and the property owned or formerly owned by Newby Salons, LLC.

The following table summarizes the gain on sale of Newby Salons, LLC on December 1, 2010:

Cash consideration received	$100
Net current and long-term liabilities sold	320,670
Gain on sale of subsidiary	$320,770

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. Green had a net loss for the six months ended June 30, 2011 of $137,122 and negative working capital of $1,259,362, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

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

Overview

We run two high-quality hair care salons that feature Aveda™ products for retail sale. Landis operates its business within a 4,000 square foot space located in central Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis II operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon. Aveda Lifestyle Salons are required to carry all of Aveda’s products and must meet a higher threshold for product sales than other types of Aveda Salons.

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

Results of Operations

Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda™ line of products. In August 2010, we determined that Newby Salons, LLC, which operated our Bountiful salon, did not meet our operational performance or real estate requirements and was closed. Revenue and expenses from the Bountiful salon are included in the following analysis of our operations until December 1, 2010 when Newby Salons, LLC was sold. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three and six months ended June 30, 2011 and 2010.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. As compared to the respective prior fiscal year, revenues increased 26% to $688,309 during the three months ended June 30, 2011 and increased 28% to $1,350,392 during the six months ended June 30, 2011.

The percentage increase in revenues for the three months ended June 30, 2011 compared to the same period in 2010 and the six months ended June 30, 2011 compared to the same period in 2010, were driven by the following factors:

Factor	June 30, 2011	June 30, 2010
Same-store	(2.57)%	6.17%
New salon	35.32%	—
Closed salon	(7.17)%	(0.44)%
Total	25.58%	5.73%

Three months ended June 30, 2011 and 2010

The following table shows the increase in revenues for the three months ended June 30, 2011 compared to June 30, 2010 between services and product.

	Three Months Ended
	June 30, 2011	June 30, 2010	Change
Services	$522,424	$409,578	$112,846
Product	165,885	138,542	27,343
Total revenue	$688,309	$548,120	$140,189

Six months ended June 30, 2011 and 2010

The following table shows the increase in revenues for the six months ended June 30, 2011 compared to June 30, 2010 between services and product.

	Six Months Ended
	June 30, 2011	June 30, 2010	Change
Services	$1,018,000	$782,816	$235,184
Product	332,392	273,465	58,927
Total revenue	$1,350,392	$1,056,281	$294,111

Costs of Revenue

Three months ended June 30, 2011 and 2010

Costs of revenue for the three months ended June 30, 2011, increased to $437,527 from $279,097 for the three months ended June 30, 2010, an increase of 57%. This increase over the comparable quarterly periods is primarily attributable to an increased number of service providers.

Cost of services for the three months ended June 30, 2011, increased to $329,162 from $205,170 for the three months ended June 30, 2010. Cost of product for the three months ended June 30, 2011, increased to $108,365 from $73,927 for the three months ended June 30, 2010.

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended
	June 30, 2011	June 30, 2010
Services	63.01%	50.1%
Product	65.33%	53.4%

Six months ended June 30, 2011 and 2010

Costs of revenue for the six months ended June 30, 2011, increased to $785,746 from $589,018 for the six months ended June 30, 2010, an increase of 33%. This increase over the comparable quarterly periods is primarily attributable to an increased number of service providers.

Cost of services for the six months ended June 30, 2011, increased to $608,465 from $442,694 for the six months ended June 30, 2010. Cost of product for the six months ended June 30, 2011, increased to $177,281 from $146,324 for the six months ended June 30, 2010.

The following table shows cost of revenue as a percentage of related revenue:

	Six Months Ended
	June 30, 2011	June 30, 2010
Services	59.77%	56.6%
Product	53.33%	53.5%

Operating Expenses

Three months ended June 30, 2011 and 2010

The following table shows General and administrative expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30, 2011	June 30, 2010	Change
Salaries and wages	$78,641	$72,776	$5,865
Rent	40,007	33,426	6,581
Advertising	25,518	12,644	12,874
Credit card merchant fees	8,098	14,192	(6,094)
Insurance	12,429	14,452	(2,023)
Utilities and telephone	10,210	6,910	3,300
Professional services	46,163	47,315	(1,152)
Repairs and maintenance	2,424	1,871	553
Dues and subscriptions	3,832	1,656	2,176
Office expense	7,776	6,770	1,006
Travel	3,057	1,989	1,068
Other	17,825	165	17,660
Total General and administrative expenses	$255,980	$214,166	$41,814

The increase in General and administrative expenses over the comparable quarterly periods is primarily due to increases in other general and administrative expenses, advertising, rent, salaries and wages. Salaries and wages increased due to additional administrative personnel on staff during the three months ended June 30, 2011 as compared to the same period in 2010. Other general and administrative expenses included office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

Depreciation and amortization expense for the three months ended June 30, 2011, increased to $22,156 from $13,666 for the three months ended June 30, 2010. The increase is due to an increase in property, plant and equipment purchased at the end of fiscal 2010 and the first half of fiscal 2011 relating to the opening of the Landis II salon offset by fixed assets becoming fully depreciated between the comparative periods.

Six months ended June 30, 2011 and 2010

The following table shows General and administrative expense for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30, 2011	June 30, 2010	Change
Salaries and wages	$159,697	$139,891	$19,806
Rent	78,310	66,294	12,016
Advertising	55,349	32,604	22,745
Credit card merchant fees	20,981	27,180	(6,199)
Insurance	22,609	31,011	(8,402)
Utilities and telephone	21,960	16,197	5,763
Professional services	94,635	70,815	23,820
Repairs and maintenance	6,394	14,359	(7,965)
Dues and subscriptions	8,933	5,647	3,286
Office expense	12,171	15,917	(3,746)
Travel	5,128	4,163	965
Other	25,331	15,141	10,190
Total General and administrative expenses	$511,498	$439,219	$72,279

The increase in General and administrative expenses over the comparable quarterly periods is primarily due to increases in professional services, advertising, salaries and wages and rent. Salaries and wages increased due to additional administrative personnel on staff during the six months ended June 30, 2011 as compared to the same period in 2010. Other general and administrative expenses included office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

Depreciation and amortization expense for the six months ended June 30, 2011, increased to $47,314 from $38,811 for the six months ended June 30, 2010. The increase is due to an increase in property, plant and equipment purchased at the end of fiscal 2010 and the first half of fiscal 2011 relating to the opening of the Landis II salon offset by fixed assets becoming fully depreciated between the comparative periods.

Other Expenses, net

Three months ended June 30, 2011 and 2010

Other expenses, net for the three months ended June 30, 2011, increased to $78,421 from $67,165 for the three months ended June 30, 2010, an increase of $11,256. This increase over the comparable quarterly periods is primarily due to an increase of $15,985 in interest expense associated with the amortization of debt discount.

Six months ended June 30, 2011 and 2010

Other expenses, net for the six months ended June 30, 2011, increased to $142,956 from $88,916 for the six months ended June 30, 2010, an increase of $54,040. This increase over the comparable quarterly periods is primarily due to a decrease of $33,671 from the settlement of a note receivable and by an increase of $15,985 in interest expense associated with the amortization of debt discount.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010

We had a working capital deficit of $1,259,362 as of June 30, 2011. Our Current assets were $192,886, which consisted of $87,798 in Cash, $103,649 in Inventory, $1,327 in Prepaid expenses and $112 in Accounts receivable. Our Total assets were $1,048,435, which included $452,381 in Property and equipment (net), and $403,168 in Other assets. Our Current liabilities were $1,452,248, including $311,429 in Accounts payable and accrued expenses, $839,150 Due to related parties, and $253,236 in the Current portion of notes payable, net of debt discount. Our Long-term liabilities were $2,950,397. Our total Stockholders’ deficit at June 30, 2011 was $3,354,210.

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

Six months ended June 30, 2011 and 2010

Net cash used in operating activities for the six months ended June 30, 2011 was $6,673 as compared to $67,081 for the six months ended June 30, 2010. The decrease in cash used in operating activities over the comparable periods is primarily due to an increase of $73,359 of the overall change in the balances of operating assets and liabilities offset by an increase of $37,439 in net loss.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the year ended December 31, 2011.

Cash Flows from Investing Activities

Six months ended June 30, 2011 and 2010

Cash flow used in investing activities for the six months ended June 30, 2011 was $6,491 as compared to $67,397 for the six months ended June 30, 2010. The decrease in cash flow used in investing activities is due to a decrease in purchases of property and equipment and long-term investments.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Six months ended June 30, 2011 and 2010

Cash flow provided by financing activities for the six months ended June 30, 2011 was $33,369 as compared to $251,000 for the six months ended June 30, 2010. The decrease in cash flow provided by financing activities over the comparable period is due to an increase of payments on notes payable in the current period, which increase was offset by a decrease in the proceeds from the issuance of preferred stock and bank loan.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,259,362 as of June 30, 2011. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the Board of Directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 191,000 shares of Series B Preferred stock pursuant to the Plan as of June 30, 2011.

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

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.

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

Based on their evaluation as of June 30, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2010 and 2009, occurred during the first half of fiscal 2011

Item 1A. Risk Factors

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

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $150,000. This primarily consists of the costs associated with our financial statement reporting obligations. At this time, we are still in the process of identifying additional salon locations within the Salt Lake valley. The funding for our operations will primarily come from private investors purchasing our Preferred stock, making loans secured by convertible promissory notes, as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

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

We believe that the economic downturn slightly affected our financial results for the fiscal year ended December 31, 2010, with a slight increase in sales from the previous year. However, we continue to have sales in the first half of 2011 increase from the comparable months of 2010. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

The market price of our common stock is highly volatile and fluctuates widely in price in response to various factors, many of which are beyond our control, including the following:

•         significant dilution;

•         our services or our competitors;

•         additions or departures of key personnel;

•         our ability to execute our business plan;

•         operating results that fall below expectations;

•         loss of any strategic relationship;

•         economic and other external factors; and

•         period-to-period fluctuations in our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

On April 26, 2011, Green issued 10,000 Series B Preferred shares to an investor for $15,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On June 14, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)                The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith
3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	08/23/10
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	08/23/10
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	08/26/10
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	08/31/10
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	08/31/10
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	08/23/10
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	08/23/10
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	08/23/10
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	08/23/10
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	08/23/10
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	08/23/10
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	08/23/10
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	09/22/10
10(i)	Stock Purchase Agreement dated March 10, 2011, with Desert Vista Capital, LLC for the purchase of 16,666 shares of Series B Preferred Stock	10-Q	000-54018	10(i)	05/13/11
10(ii)	Stock Purchase Agreement dated March 16, 2011, with Fredric Lande for the purchase of 14,333 shares of Series B Preferred Stock	10-Q	000-54018	10(ii)	05/13/11
10(iii)	Stock Purchase Agreement dated April 6, 2011, with Desert Vista Capital, LLC for the purchase of 10,000 shares of Series B Preferred Stock					X
10(iv)	8% Convertible Promissory Note issued on June 14, 2011 to Asher Enterprises, Inc.					X
10(v)	8% Convertible Promissory Note issued on July 19, 2011 to Asher Enterprises, Inc.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Richard G. Clegg, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Richard G. Clegg, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.

(Registrant)

DATE: August 5, 2011	By: /s/ Richard D. Surber Richard D. Surber President, Chief Executive Officer and Director
DATE: August 5, 2011	By: /s/ Richard G. Clegg Richard G. Clegg Chief Financial Officer and Director