Form 10-Q
period 2011-09-30
Green Endeavors, Inc.
filed 2011-11-04
CIK 1487997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

[X] Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

On November 2, 2011, 471,015,464 shares of the registrant’s common stock, $0.001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets:
	September 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations:
	Three and Nine Months Ended September 30, 2011 and September 30, 2010.....	2

	Consolidated Statements of Cash Flows:
	Nine Months Ended September 30, 2011 and September 30, 2010	3

	Notes to Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	[Reserved]	26

Item 5	Other Information	26

Item 6.	Exhibits	26

	Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Endeavors, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets:
Cash	$88,034	$67,593
Accounts receivable	112	941
Inventory	132,644	107,365
Prepaid expenses	332	3,317
Total current assets	221,122	179,216

Property, plant and equipment, net of accumulated depreciation of $318,583 and $248,939 respectively	435,603	493,205
Other assets	403,298	408,614
Total Assets	$1,060,023	$1,081,035

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$236,683	$200,327
Deferred revenue	52,197	48,525
Due to related parties	852,365	893,405
Convertible debentures, net of debt discount of $41,838 and $0, respectively	90,662	—
Current portion of notes payable related party	—	125,584
Current portion of notes payable	198,480	198,248
Total current liabilities	1,430,387	1,466,089

Long-Term Liabilities:
Notes payable related party	105,000	105,000
Notes payable	81,419	102,056
Convertible debentures, net of debt discount of $98,923 and $110,193, respectively	2,760,877	2,749,607
Total long-term liabilities	2,947,296	2,956,663

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 626,532 and 610,332 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	627	610
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 454,348,797 and 430,149,464 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	454,349	430,150
Additional paid in capital	(1,581,866)	(1,694,506)
Accumulated deficit	(2,196,620)	(2,083,821)
Total Stockholders’ Deficit	(3,317,660)	(3,341,717)
Total Liabilities and Stockholders’ Deficit	$1,060,023	$1,081,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue:
Services, net of discounts	$549,357	$416,223	$1,567,357	$1,199,039
Product, net of discounts	158,406	132,162	490,798	405,627
Total revenue	707,763	548,385	2,058,155	1,604,666

Costs and Expenses:
Cost of services	248,329	249,562	856,794	692,256
Cost of product	74,743	60,805	252,024	207,129
Depreciation and amortization	22,330	15,625	69,644	54,437
General and administrative	252,969	248,804	764,467	688,021
Total costs and expenses	598,371	574,796	1,942,929	1,641,843

Income (loss) from operations	109,392	(26,411)	115,226	(37,177)

Other expenses, net:
Interest expense	88,381	62,962	225,198	188,583
Other (income) expense	(3,312)	(1,469)	2,827	(38,174)
Total other expenses, net	85,069	61,493	228,025	150,409

Net income (loss)	$24,323	$(87,904)	$(112,799)	$(187,586)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	454,348,797	370,294,627	449,125,246	359,971,775

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(112,799)	$(187,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,644	54,437
Amortization of debt discount	42,875	—
Changes in operating assets and liabilities:
Due from related parties	(758)	6,135
Inventories	(25,279)	3,121
Prepaid expenses	2,985	(437)
Other assets	5,316	(208,013)
Accounts payable and accrued expenses	(4,684)	101,087
Deferred revenue	3,672	5,951
Other long-term liabilities	(6,858)	93,279
Net cash used in operating activities	(25,886)	(132,026)

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(12,042)	(269,354)
Purchase of long-term investment	—	(25,085)
Net cash used in investing activities	(12,042)	(294,439)

Cash Flows from Financing Activities:
Payments made on notes payable	(139,131)	(28,278)
Proceeds from loan	132,500	100,000
Proceeds from issuance of preferred stock	65,000	411,000
Net cash provided by financing activities	58,369	482,722

Increase in cash	20,441	56,257

Cash at beginning of period	67,593	33,656

Cash at end of period	$88,034	$89,913

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,955	$6,108
Non-cash investing and financing activities:
Issuance of series B preferred shares	$ - - - -	$686,000

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2011 and December 31, 2010, Green had no cash equivalents.

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

Green recorded depreciation expense in the amount of $22,329 for the three months ended September 30, 2011, $15,625 for the three months ended September 30, 2010, $69,644 for the nine months ended September 30, 2011 and $54,437 for same period in 2010.

The following is a summary of Green’s Property, plant and equipment by major category as of September 30, 2011:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$18,993	$8,668	$10,325
Leasehold improvements	443,578	192,518	251,060
Furniture and fixtures	19,998	11,044	8,954
Equipment	199,321	99,830	99,491
Vehicle	48,193	4,015	44,178
Signage	24,103	2,508	21,595
Total	$754,186	$318,583	$435,603

The following is a summary of Green’s Property, plant and equipment by major category as of December 31, 2010:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$15,859	$4,249	$11,610
Leasehold improvements	438,678	155,993	282,685
Furniture and fixtures	20,473	9,239	11,234
Equipment	194,838	76,463	118,375
Vehicle	48,193	2,295	45,898
Signage	24,103	700	23,403
Total	$742,144	$248,939	$493,205

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

As of September 30, 2011 and December 31, 2010, Green had no outstanding options or warrants to purchase shares of our common stock.

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

As of September 30, 2011, Green’s deferred tax assets, which are solely related to net operating losses, have been fully offset by a valuation allowance.

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

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of September 30, 2011, inventory amounted to $132,644 and $107,365 as of December 31, 2010.

Note 4 – Other Assets

The following table shows other assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	18,768	23,684
Certificate of deposit	25,968	25,462
Other	3,562	4,468
Total other assets	$403,298	$408,614

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

 Note 5 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. Rental expense was $38,891 for the three months ended September 30, 2011 as compared to $23,971 for the three months ended September 30, 2010. For the nine months ended September 30, 2011 rent expense was $117,201 as compared to $90,265 for the same period in 2010.

As of September 30, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2011	$35,162
2012	141,528
2013	145,066
2014	148,693
2015	132,415
Thereafter	376,828
Total lease payments	$979,692

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

The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Principal balance	$2,859,800	$2,859,800
Accrued interest	579,522	470,278
Total	$3,439,322	$3,330,078

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

On October 12, 2011, the Board of Directors approved the conversion request from Asher Enterprises, Inc.to convert $10,000 of a convertible promissory note into 16,666,667 shares of common stock at the conversion rate of $0.0006 per share.

Note 7 – Notes Payable

A summary of notes payable as of September 30, 2011 and December 31, 2010 is as follows:

Creditor	Interest Rate	Due Date	September 30, 2011	December 31, 2010
Xing Investment Corp (1)	10.00%	05-12-2008	$171,000	$171,000
Chase Bank	7.24%	02-13-2015	30,802	37,032
Nexia Holdings, Inc (related party)	—	09-11-2011	—	125,584
Asher Enterprises, Inc. (3)	8.00%	01-09-2012	75,000	—
Asher Enterprises, Inc. (4)	8.00%	03-16-2012	32,500	—
Asher Enterprises, Inc. (5)	8.00%	04-25-2012	25,000	—
Salt Lake City Corporation (2)	3.25%	06-18-2015	78,097	92,272
Wasatch Capital Corp. (related party)	5.00%	11-10-2018	105,000	105,000
Total			517,399	530,888
Less: Current portion of notes payable			330,980	323,832
Notes payable			$186,419	$207,056

(1) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of September 30, 2011 and December 31, 2010, accrued interest reported in accounts payable and accrued expenses was $34,200.

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

(3) On April 5, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $47,951. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. As of September 30, 2011, accrued interest reported in accounts payable and accrued expenses was $2,926. On October 12, 2011, the Board of Directors approved the conversion request from Asher Enterprises, Inc.to convert $10,000 of a convertible promissory note into 16,666,667 shares of common stock at the conversion rate of $0.0006 per share.

(4) On June 14, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $20,779. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. As of September 30, 2011, accrued interest reported in accounts payable and accrued expenses was $769.

(5) On July 19, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $25,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of April 25, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $15,984. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. As of September 30, 2011, accrued interest reported in accounts payable and accrued expenses was $367.

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

As of September 30, 2011 and December 31, 2010, there were sufficient common shares to be issued if the preferred shares were converted due to an increased share price. Based on the availability of common shares upon conversion, it is assumed that Green would settle the contract in shares and classify the preferred shares as equity.

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

As of September 30, 2011 and December 31, 2010, Green had 5,850,000 shares of Supervoting Preferred stock issued and outstanding and 626,532 and 610,332 shares of convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 2,500,000,000 shares of Common stock with a par value of $0.001 per share. As of September 30, 2011, Green had 454,348,797 shares of Common stock outstanding.

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

Common stock issued during fiscal 2010 and during the nine months ended September 30, 2011 have all been related to the conversion of Series B Preferred shares which are disclosed above in Note 8 – Stockholders’ Deficit under the heading Preferred Stock.

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

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. Green had a net loss for the nine months ended September 30, 2011 of $112,799 and negative working capital of $1,209,264, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 11 – Subsequent Event

On October 12, 2011, the Board of Directors approved the conversion request from Asher Enterprises, Inc.to convert $10,000 of a convertible promissory note into 16,666,667 shares of common stock at the conversion rate of $0.0006 per share.

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

Results of Operations

Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda™ line of products. In August 2010, we determined that Newby Salons, LLC, which operated our Bountiful salon, did not meet our operational performance or real estate requirements and was closed. Revenue and expenses from the Bountiful salon are included in the following analysis of our operations until December 1, 2010 when Newby Salons, LLC was sold. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. As compared to the respective prior fiscal year, revenues increased 29% to $707,763 during the three months ended September 30, 2011 and increased 28% to $2,058,155 during the nine months ended September 30, 2011.

The percentage increase in revenues for the three months ended September 30, 2011 compared to the same period in 2010, were driven by the following factors:

	Three Months Ended
	September 30, 2011	September 30, 2010
Same-store	(2.44)%	8.41%
New salon	33.58%	1.47%
Closed salon	(2.07)%	(5.38)%
Total	29.07%	4.50%

The percentage increase in revenues for the nine months ended September 30, 2011 compared to the same period in 2010, were driven by the following factors:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Same-store	(0.74)%	6.53%
New salon	34.52%	0.50%
Closed salon	(5.52)%	(1.96)%
Total	28.26%	5.07%

Three months ended September 30, 2011 and 2010

The following table shows the increase in revenues for the three months ended September 30, 2011 compared to September 30, 2010 between services and product.

	Three Months Ended
	September 30, 2011	September 30, 2010	Change
Services	$549,357	$416,223	$133,134
Product	158,406	132,162	26,244
Total revenue	$707,763	$548,385	$159,378

Nine months ended September 30, 2011 and 2010

The following table shows the increase in revenues for the nine months ended September 30, 2011 compared to September 30, 2010 between services and product.

	Nine Months Ended
	September 30, 2011	September 30, 2010	Change
Services	$1,567,357	$1,199,039	$368,318
Product	490,798	405,627	85,171
Total revenue	$2,058,155	$1,604,666	$453,489

Costs of Revenue

Three months ended September 30, 2011 and 2010

Costs of revenue for the three months ended September 30, 2011, increased to $323,072 from $310,367 for the three months ended September 30, 2010, an increase of 4%. This increase over the comparable quarterly periods is primarily attributable to an increased number of salon service providers.

Cost of services for the three months ended September 30, 2011, decreased to $248,329 from $249,562 for the three months ended September 30, 2010. Cost of product for the three months ended September 30, 2011, increased to $74,743 from $60,805 for the three months ended September 30, 2010.

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended
	September 30, 2011	September 30, 2010
Services	45.2%	60.0%
Product	47.2%	46.0%

Nine months ended September 30, 2011 and 2010

Costs of revenue for the nine months ended September 30, 2011, increased to $1,108,818 from $899,385 for the nine months ended September 30, 2010, an increase of 23%. This increase over the comparable quarterly periods is primarily attributable to an increased number of service providers.

Cost of services for the nine months ended September 30, 2011, increased to $856,794 from $692,256 for the nine months ended September 30, 2010. Cost of product for the nine months ended September 30, 2011, increased to $252,024 from $207,129 for the nine months ended September 30, 2010.

The following table shows cost of revenue as a percentage of related revenue:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Services	54.7%	57.7%
Product	51.4%	51.1%

Operating Expenses

Three months ended September 30, 2011 and 2010

The following table shows General and administrative expense for the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30, 2011	September 30, 2010	Change
Salaries and wages	$90,796	$79,494	$11,302
Rent	38,891	23,971	14,920
Advertising	29,826	29,342	484
Credit card merchant fees	13,890	14,192	(302)
Insurance	12,095	12,862	(767)
Utilities and telephone	10,650	7,758	2,892
Professional services	23,547	20,296	3,251
Repairs and maintenance	5,551	4,782	769
Dues and subscriptions	3,604	3,302	302
Office expense	7,888	41,689	(33,801)
Travel	4,135	3,549	586
Other	12,096	7,567	4,529
Total General and administrative expenses	$252,969	$248,804	$4,165

The increase in General and administrative expenses over the comparable quarterly periods is primarily due to increases in rent, salaries and wages and professional services. Salaries and wages increased due to additional administrative personnel on staff during the three months ended September 30, 2011 as compared to the same period in 2010. Other general and administrative expenses included office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

Depreciation and amortization expense for the three months ended September 30, 2011, increased to $22,330 from $15,625 for the three months ended September 30, 2010. The increase is due to an increase in property, plant and equipment purchased at the end of fiscal 2010 and the nine months ended September 30, 2011 relating to the opening of the Landis II salon offset by fixed assets becoming fully depreciated between the comparative periods.

Nine months ended September 30, 2011 and 2010

The following table shows General and administrative expense for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Change
Salaries and wages	$250,493	$219,385	$31,108
Rent	117,201	90,265	26,936
Advertising	85,175	61,946	23,229
Credit card merchant fees	34,871	41,372	(6,501)
Insurance	34,704	43,873	(9,169)
Utilities and telephone	32,610	23,955	8,655
Professional services	118,182	91,111	27,071
Repairs and maintenance	11,945	19,141	(7,196)
Dues and subscriptions	12,537	8,949	3,588
Office expense	20,059	57,606	(37,547)
Travel	9,262	7,712	1,550
Other	37,428	22,706	14,722
Total General and administrative expenses	$764,467	$688,021	$76,446

The increase in General and administrative expenses over the comparable quarterly periods is primarily due to increases in salaries and wages, professional services, rent and advertising. Salaries and wages increased due to additional administrative personnel on staff during the nine months ended September 30, 2011 as compared to the same period in 2010. Other general and administrative expenses included office expenses, repairs and maintenance, dues and subscriptions, transfer agent expense and travel.

Depreciation and amortization expense for the nine months ended September 30, 2011, increased to $69,644 from $54,437 for the nine months ended September 30, 2010. The increase is due to an increase in property, plant and equipment purchased at the end of fiscal 2010 and the nine months ended September 30, 2011 relating to the opening of the Landis II salon offset by fixed assets becoming fully depreciated between the comparative periods.

Other Expenses, net

Three months ended September 30, 2011 and 2010

Other expenses, net for the three months ended September 30, 2011, increased to $85,069 from $61,493 for the three months ended September 30, 2010, an increase of $23,576. This increase over the comparable quarterly periods is primarily due to an increase in interest expense associated with the amortization of debt discount.

Nine months ended September 30, 2011 and 2010

Other expenses, net for the nine months ended September 30, 2011, increased to $228,025 from $150,409 for the nine months ended September 30, 2010, an increase of $77,616. This increase over the comparable quarterly periods is primarily due to a decrease of $33,671 from the settlement of a note receivable and by an increase in interest expense associated with the amortization of debt discount.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010

We had a working capital deficit of $1,209,265 as of September 30, 2011. Our Current assets were $221,122, which consisted of $88,034 in Cash, $132,644 in Inventory, $332 in Prepaid expenses and $112 in Accounts receivable. Our Total assets were $1,060,023, which included $435,603 in Property and equipment (net), and $403,298 in Other assets. Our Current liabilities were $1,430,387, including $236,683 in Accounts payable and accrued expenses, $852,365 Due to related parties, and $198,480 in the Current portion of notes payable, net of debt discount. Our Long-term liabilities were $2,947,296. Our total Stockholders’ deficit at September 30, 2011 was $3,317,659.

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

Nine months ended September 30, 2011 and 2010

Net cash used in operating activities for the nine months ended September 30, 2011 was $25,886 as compared to $132,026 for the nine months ended September 30, 2010. The decrease in cash used in operating activities over the comparable periods is primarily due to an increase of $ 42,875 in amortization of debt discount and a decrease of $25,606 of the overall change in the balances of operating assets and liabilities and by a decrease of $74,787 in net loss.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next 12 months.

Cash Flows from Investing Activities

Nine months ended September 30, 2011 and 2010

Cash flow used in investing activities for the nine months ended September 30, 2011 was $12,042 as compared to $294,439 for the nine months ended September 30, 2010. The decrease in cash flow used in investing activities is due to a decrease in purchases of property and equipment and long-term investments.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Nine months ended September 30, 2011 and 2010

Cash flow provided by financing activities for the nine months ended September 30, 2011 was $58,369 as compared to $482,722 for the nine months ended September 30, 2010. The decrease in cash flow provided by financing activities over the comparable period is due to an increase of payments on notes payable in the current period, which increase was offset by a decrease in the proceeds from the issuance of preferred stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,209,265 as of September 30, 2011. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the Board of Directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 191,000 shares of Series B Preferred stock pursuant to the Plan as of September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.

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

Based on their evaluation as of September 30, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2010 and 2009, occurred during the nine months ended September 30, 2011

Item 1A. Risk Factors

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

We believe that the economic downturn slightly affected our financial results for the fiscal year ended December 31, 2010, with a slight increase in sales from the previous year. However, we continue to have sales in the first three quarters of 2011 increase from the comparable months of 2010. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

On July 19, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $25,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of April 25, 2012. The note provides for potential conversion of Green’s common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

On October 27, 2011, the Company received the resignation of Richard Clegg as the Principal Financial Officer and as a director of the Company. Mr. Clegg’s resignation did not result from any disagreement or concern regarding accounting or financial matters. He has agreed to continue to provide accounting services to the Company going forward and through a transitory period. He has resigned in order to accept a position with another employer. The Board has subsequently appointed Richard Surber to serve as Chief Financial Officer.

Item 6. Exhibits

(a)                The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith
3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	08/23/10
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	08/23/10
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	08/26/10
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	08/31/10
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	08/31/10
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	08/23/10
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	08/23/10
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	08/23/10
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	08/23/10
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	08/23/10
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	08/23/10
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	08/23/10
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	09/22/10
10(i)	Stock Purchase Agreement dated March 10, 2011, with Desert Vista Capital, LLC for the purchase of 16,666 shares of Series B Preferred Stock	10-Q	000-54018	10(i)	05/13/11
10(ii)	Stock Purchase Agreement dated March 16, 2011, with Fredric Lande for the purchase of 14,333 shares of Series B Preferred Stock	10-Q	000-54018	10(ii)	05/13/11
10(iii)	Stock Purchase Agreement dated April 6, 2011, with Desert Vista Capital, LLC for the purchase of 10,000 shares of Series B Preferred Stock	10-Q	000-54018	10(iii)	08/11/11
10(iv)	8% Convertible Promissory Note issued on June 14, 2011 to Asher Enterprises, Inc.	10-Q	000-54018	10(iv)	08/11/11
10(v)	8% Convertible Promissory Note issued on July 19, 2011 to Asher Enterprises, Inc.	10-Q	000-54018	10(v)	08/11/11
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Principal Accounting and Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Principal Accounting and Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.

(Registrant)

DATE: November 4, 2011	By: /s/ Richard D. Surber Richard D. Surber President, Chief Executive Officer and Director
DATE: November 4, 2011	By: /s/ Richard D. Surber Richard D. Surber Chief Financial Officer