Form 10-K
period 2011-12-31
Green Endeavors, Inc.
filed 2012-04-16
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________.
Commission file number 000-54018
GREEN ENDEAVORS, INC.
(Exact name of registrant as specified in its charter)

Utah	27-3270121
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
59 West 100 South, 2nd Floor, Salt Lake City, Utah 84101
(Address of Principal Executive Offices) (Zip Code)
(801) 575-8073
(Registrant's Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
$0.001 Common Stock	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter ended June 30, 2011 was $543,048.
On April 5, 2012, approximately 862,355,708 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Green Endeavors, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2011
Table of Contents

PART I.
Item 1. Business
          This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding our reliance on third parties and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "should," "will" and "would," and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the "Competition," "Risk Factors," "Results of Operations," and "Liquidity and Capital Resources" sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview
          Green Endeavors, Inc. ("Green") is a Utah corporation originally formed on April 25, 2002. Our fiscal year ends on December 31. We have never filed bankruptcy nor been through any similar financial reorganization.
          We run two high-quality hair care salons that feature Aveda(TM) products for retail sale. Landis Salons, Inc. ("Landis I") operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. ("Landis II") operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon. Aveda Lifestyle Salons can be distinguished from Aveda Concept Salons in that Aveda Lifestyle Salons are required to carry all of Aveda's products and must meet a higher threshold for product sales than Aveda(TM) Concept Salons. An Aveda(TM) Lifestyle Salon is the highest level within the Aveda hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.
          The salon operations consist of three major components, an Aveda(TM) retail store, an advanced hair salon, and a training academy, which educates and prepares future staff about the culture, services, and products provided by the salon. The design of the salons is intended to look modern and feel comfortable, appealing to both genders and all age groups.
          Additional information on Landis can be found on its website at www.landissalon.com.
Products and Services
          The salons offer high quality hair care and other salon services such as makeup, skin care and nail care. The salons incorporate the use of the Aveda line of products in all the services performed and exclusively offer Aveda retail product for sale. The Aveda brand, owned by Estee Lauder Companies, Inc., manufactures professional plant-based hair care, skin care, makeup, Pure-Fume(TM), and other lifestyle products. The products used during services and which are available for purchase, include the following for both men and women:

●	Hair care - hair color and styling products, shampoos, conditioners and finishing sprays.

●	Makeup - lipsticks, lip glosses, mascaras, foundations, eye shadows, nail polishes-remove nail polishes and powders.

●	Skincare - moisturizers, creams, lotions, cleansers and sunscreens.

●	Fragrance - oils, candles, and a variety of fragrance products used on hair, the body, and in the home.
          These products are sold directly to a broad consumer base for personal use. Therefore, we do not rely on any single customer for product sales.
Marketing and Sales
          The target market for the salons are 70% female and 30% male, seeking customers with high expectations at a reasonable cost. The average customer in Salt Lake City is expected to visit the salon 6-8 times per year and will spend an average of $66 on services and purchase about $12 of Aveda products per visit.
          The Liberty Heights location was selected for its central location, high income demographics within easy driving distance, and the trendy nature of the area. The Marmalade location was chosen because of the high traffic count, high visibility, easy access from an I-15 freeway exit, trendy up and coming neighborhood, high income demographics within a 1 mile area east of the salon, ample parking, proximity to the new City Creek Shopping mall and the modern building that houses our facility. The primary marketing efforts of the salons continue to be word of mouth, supplemented by targeted advertising campaigns and referrals from existing customers. Our marketing campaigns are heavily focused on organically ranking under certain search terms online, and online sites such as Yelp and CitySearch, coupled with other social media sites.
          Another form of marketing is done through community and charitable involvement. Our salons pride themselves in giving back to the community by sponsoring as many charitable events as possible which align with our values revolving around women's issues, high fashion, environmental conservation and other community based programs.
Competition
          The Company's primary competition comes from other high end salons offering above-and-beyond customer service in the Salt Lake City market. The closest competitors offering a similar level of service that are within our area include: Lunatic Fringe, Salon Zazou, and Salon Keiji. Low cost salons with large scale hair cutting operations, such as Great Clips, Supercuts, and Fantastic Sams also compete for clients, and may be competing directly with our stylists that are training to become senior stylists. The price point of our entry level hair and color services in most cases is only slightly higher than some of the above mentioned discount hair cutting operations. However, they do not offer comparable extra services and products which is our competitive point of difference.
Employees
          As of December 31, 2011, Landis employed 73 individuals, with approximately 70 providing salon and support services and 3 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.
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
          We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $500,000. This primarily consists of the costs associated with our financial statement reporting obligations and costs associated with future expansion plans in 2012. We have signed a 7 year lease for an Aveda Experience Center which is a shop that sells retail Aveda products only. The cost associated with construction, stocking the store and negative cash flow is expected to be $250,000 for 2012. At this time, we are still in the process of identifying additional salon locations within the Salt Lake valley. The funding for our operations will primarily come from private investors purchasing our Preferred stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.
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
          We believe that the economic downturn slightly affected our financial results for the fiscal year ended December 31, 2011, with some increase in sales from the previous year. However, we continue to have sales in the first months of 2012 increase from the comparable months of 2011. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.
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
          We maintain key relationships with certain companies, including Aveda(tm). Termination or modification of any of these relationships could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to expand.
Changes in fashion trends may impact our revenue.
          Changes in consumer tastes and fashion trends can have an impact on our financial performance. For example, trends in wearing longer hair may reduce the number of visits to, and therefore, sales at our salons.
We are dependent on key personnel, specifically Richard Surber, our President, CEO, and CFO.
          We are dependent on the services of Richard Surber, our President, CEO, CFO, and a director. The Company does not have an employment agreement with Mr. Surber, and losing his services would likely have an adverse effect on our ability to conduct business.
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
          The primary competition to our operations comes from salons offering excellent customer service in the Salt Lake Area market. We have identified our main competitors as Lunatic Fringe, Salon Zazou and Salon Keiji. We are also in competition with large scale hair cutting operations such as Great Clips, Supercuts, and Fantastic Sams, though these operations do not compete in offering the high-end services and products of our salons.
The loss of the Aveda(tm) line of products would damage the operation of our salons and have a significant and negative impact on our ability to operate and generate revenues.
          Our salons offer the Aveda(tm) line of products, which are used exclusively in the services provided to customers of the salon and offered for retail sale at the salon location. Loss of the Aveda(tm) product line would have a significant and negative impact on the operation of the salons and their ability to generate revenues from either retail sales of health and beauty products or from providing services to consumers at the salon. We believe that the high quality and reputation of this line of products is key to our current operations and future success.
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
          The market price of our common stock is highly volatile and fluctuates widely in price in response to various factors, many of which are beyond our control, including the following:

●	significant dilution;

●	our services or our competitors;

●	additions or departures of key personnel;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	economic and other external factors; and,

●	period-to-period fluctuations in our financial results.
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
          Even though our securities are quoted on the "Pink Sheets," that may not permit our investors to sell securities when and in the manner that they wish. There is not currently a significant volume of shares trading in the Company's common stock and there may never be sufficient volume to create a liquid market such as to allow all shareholders to sell or buy shares whenever they desire. A liquid market for the sale of shares of the Companies securities may never develop.

Our common stock is currently deemed to be "penny stock", which makes it more difficult for investors to sell their shares.
          Our common stock is and will be subject to the "penny stock" rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          We lease two facilities for our salon operations in Salt Lake City Utah. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.
          Our Liberty Heights facility is located at 1298 South 900 East, Salt Lake City, Utah 84105. This lease is for a 4,000 square foot free standing commercial building with a preliminary term of ten years beginning on October 1, 2005 and the lease provides for one five year extended term.
          Our Landis II facility is located at 600 North 300 West, Salt Lake City, Utah 84103. This lease is for a 3,000 square foot commercial building with a term of ten years beginning on September 15, 2010 and the lease provides for two, five year extended terms.
          Subsequent Event. On March 10, 2012, we signed a lease through a newly formed subsidiary, Landis Experience Center, LLC to operate an Aveda(tm) experience center in the newly opened City Creek Mall located in downtown Salt Lake City, Utah. This 430 square foot store will focus on the sale of products only, no salon services will be provided. The lease is for a period of seven years beginning when the store opens in a few months.
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
At the current time there are no material pending legal proceedings to which Green or its subsidiaries are parties.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
PART II.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
          Our common stock is traded on the Pink Sheets under the symbol GRNE. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. Currently, there are no securities authorized for issuance and no compensation plans in place. All share and per share information included in this Annual Report on Form 10-K has been adjusted to reflect our August 2010 five for one forward stock split.
          As of February 29, 2012, we had approximately 3,500 registered stockholders and approximately four beneficial owners of our common stock.
          The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2011:

	High	Low
2010
First Quarter	$0.0180	$0.0010
Second Quarter	0.0134	0.0050
Third Quarter	0.0002	0.0042
Fourth Quarter	0.0200	0.0044

2011
First Quarter	$0.0065	$0.0032
Second Quarter	0.0100	0.0021
Third Quarter	0.0062	0.0012
Fourth Quarter	0.0035	0.0001

2012
First Quarter	$0.0012	$0.0001
Unregistered Sales of Equity Securities
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
          On April 5, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion of Green's common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

          On April 26, 2011, Green issued 10,000 Series B Preferred shares to an investor for $15,000. The shares were valued at $1.50 per share which was mutually agreed upon by the Board of Directors and the individual investor. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.
          On June 14, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion of Green's common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          On July 19, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $25,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of April 25, 2012. The note provides for potential conversion of Green's common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          On December 7, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $22,500 to Asher Enterprises Inc. in exchange for a cash payment of the same amount. The note has a due date of September 12, 2012. The note provides for potential conversion of Green's common stock beginning in six months with the conversion price set at 56% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          SUBSEQUENT EVENTS
          On January 11, 2012, the Board of Directors approved the conversion of $4,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 21,052,632 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On January 13, 2012, the Board of Directors approved the conversion of $5,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 26,315,789 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On January 24, 2012, the Board of Directors approved the conversion of $5,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 27,272,727 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On February 2, 2012, Green issued an 8% Convertible Promissory Note in the principal face amount of $42,500 to Asher Enterprises Inc. in exchange for a cash payment of the same amount. The note has a due date of November 6, 2012. The note provides for potential conversion of Green's common stock beginning in six months with the conversion price set at 58% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          On February 17, 2012, the Board of Directors approved the conversion of $3,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 29,666,667 shares of Common Stock. The shares were converted at $0.00012 per share which was the conversion price provided for by the terms of the note.

          On February 23, 2012, the Board of Directors approved the conversion of $3,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 28,666,667 shares of Common Stock. The shares were converted at $0.00012 per share which was the conversion price provided for by the terms of the note.
          On February 27, 2012, Green and Landis Experience Center LLC issued an 11% Convertible Note in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest. The note provides for potential conversion of Green's common stock with the conversion price set at 50% of the bid price on the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          On March 2, 2012, the Board of Directors approved the conversion of $6,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 31,578,947 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On March 14, 2012, the Board of Directors approved the conversion of $7,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 30,434,783 shares of Common Stock. The shares were converted at $0.00023 per share which was the conversion price provided for by the terms of the note.
          On March 16, 2012, the Board of Directors approved the conversion of 3,888 Series B Preferred shares into 38,880,000 shares of Common Stock for an investor. The shares were converted at $0.0005 per share which was the quoted closing price on the date the conversion request was received from the shareholder.
          On March 29, 2012 the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock to ten billion shares. This action was taken after notice to the shareholders and having consent from a majority of the voting rights.
          All other unregistered sales of equity securities that have occurred during the years December 31, 2011 and 2010 have previously been reported in our Form 10, Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
Results of Operations
          Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda(TM) line of products. In August 2010, we determined that Newby Salons, LLC, which operated our Bountiful salon, did not meet our operational performance or real estate requirements and was closed. Revenue and expenses from the Bountiful salon are included in the following analysis of our operations until December 1, 2010 when Newby Salons, LLC was sold. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the years ended December 31, 2011 and 2010.
Revenue
          We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2011 and 2010, we had net sales of $2,814,026 and $2,250,998, respectively. Our net sales increased $563,028 or 25.0% for the year ended December 31, 2011 as compared to an increase of $206,647 or 10.1% for the year ended December 31, 2010. These increases in revenue were driven by the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended
Factor	December 31, 2011	December 31, 2010
Same-store	25.0%	6.2%
New salon construction	0.0%	7.6%
Closed salon	0.0%	(3.7)%
Total	25.0%	10.1%

          The following table shows the same-store change in service revenue for the years ended December 31, 2011 and 2010:
	Years Ended		Increase (Decrease) Over Prior Calendar Year
Salon	December 31, 2011	December 31, 2010	Dollar	Percentage
Liberty Heights	$1,572,863	$1,496,401	$76,463	5%
Marmalade	557,321	110,451	446,870	405%
Bountiful	-	61,572	(61,572)	(100)%
Total Service Revenue	$2,130,184	$1,668,424	$461,761	28%
          The following table shows the same-store change in product revenue for the years ended December 31, 2011 and 2010:

	Years Ended		Increase (Decrease) Over Prior Fiscal Year
Salon	December 31, 2011	December 31, 2010	Dollar	Percentage
Liberty Heights	$495,352	$510,910	$(15,558	(3% )
Marmalade	188,490	44,707	143,783	322%
Bountiful	-	26,957	(26,957)	(100)%
Total Product Revenue	$683,842	$582,574	$101,066	17%
Cost of Revenue
          The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,	December 31,
Revenue Type	2011	2010
Services	55.7%	59.6%
Product	62.6%	53.3%
Operating Expenses
          We had a net loss of $264,379 for the year ended December 31, 2011 as compared to net income of $13,939 for the year ended December 31, 2010. The single largest item that accounts for this $278,318 change from net income in 2010 to net loss in 2011 was the $320,770 gain from the sale of Green's Newby salon subsidiary in Bountiful during 2010. The amount is recorded in the other income and expense section of the consolidated statements of operations as it is not considered part of normal salon operations. The increased general and administrative expenses are explained below in more detail.
          General and administrative
          The following table shows General and administrative expense for the years ended December 31, 2011 and 2010:
	Years Ended
	December 31, 2011	December 31, 2010	Change
Salaries and wages	$346,730	$300,919	$45,811
Rent	154,615	115,214	39,401
Advertising	102,176	106,207	(4,031)
Credit card merchant fees	39,170	52,546	(13,376)
Insurance	44,576	44,369	207
Utilities and telephone	43,676	35,596	8,080
Professional services	186,571	143,448	43,123
Repairs and maintenance	18,508	22,593	(4,085)
Dues and subscriptions	19,226	18,330	896
Office expense	58,121	69,947	(11,826)
Travel	16,473	11,681	4,793
Other	20,714	39,101	(18,387)
Total General and administrative expenses	$1,050,556	$959,951	$90,605

          The increase in general and administrative expenses over the comparable annual period is primarily due to increases in salaries and wages, rent, professional services, and office expense. These 2011 increases over 2010 were primarily related to the opening and full year of operations for the Landis II salon.
          Depreciation expense for the year ended December 31, 2011 increased to $93,983 from $77,042 for the year ended December 31, 2010. The increase is primarily due to having a full year of depreciation for new assets placed into service toward the end of 2010 due to the opening of the Landis II salon in 2010.
Other Income (Expenses), net

	Years Ended
	December 31, 2011	December 31, 2010
Interest expense	$(321,745)	$(253,514)
Interest income	834
Gain on sale of subsidiary	-	320,770
Other income, net	1,560	38,083
Total Other income (expenses), net	$(319,351)	$105,339
          Other income (expenses), net, went from $105,339 for the year ended December 31, 2010 to $(319,351) for the year ended December 31, 2011 for a change of $(424,690) or (403)%. This change is primarily due to a gain on sale of subsidiary in 2010 as can be seen in the table above.
Liquidity and Capital Resources
          Cash and Investments in marketable securities
          As of December 31, 2011, our principal source of liquidity consisted of $97,983 of cash, as compared to $67,593 as of December 31, 2010. Our primary sources of cash during the year ended December 31, 2011 were customer payments for salon services and products and cash proceeds from the sale of our Preferred Series B shares and from the issuance of convertible notes payable. Our primary uses of cash in the year ended December 31, 2011 were payments relating to salaries, benefits, rent, and other general operating expenses.
          Working Capital As of December 31, 2011 and December 31, 2010
          We had a working capital deficit of $4,229,734 as of December 31, 2011. Our current assets were $213,840, which consisted of $97,983 in cash, $109,470 in inventory, $6,244 in prepaid expenses and $143 in accounts receivable. Our total assets were $1,036,562, which included $420,089 in property and equipment (net), and $402,631 in other assets. Our current liabilities were $4,443,574, including $293,794 in accounts payable and accrued expenses, $838,274 due to related parties, and $310,523 in the current portion of notes payable, and a $2,943,160 derivative liability. Our long-term liabilities were $2,949,483. Our total stockholders' deficit at December 31, 2011, was $6,356,495.
          Working capital decreased by $2,942,861 as of December 31, 2011, as compared to December 31, 2010 primarily due to the addition of the 2011 current derivative liability of $2,943,160. This addition is most of the overall change in working capital from 2010 to 2011.

          Cash Flows from Operating Activities
          Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our net cash used in operating activities decreased by $304,918 as of December 31, 2011, as compared to December 31, 2010 primarily due to the overall $278,318 change from having net income in 2010 to having a net loss in 2011. Most of the net loss, as discussed earlier, was due to the $320,770 gain on sale of a subsidiary.
          Cash Flows from Investing Activities
          Net cash used in investing activities decreased by $284,299 during the year ended December 31, 2011, as compared to the year ended December 31, 2010 primarily due to decreased purchases of property, plant, and equipment by $259,214.
          As resources are available, we expect to continue our investing activities, including purchasing property, plant and equipment and making short and long-term equity investments.
          Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $592,764 during the year ended December 31, 2011, as compared to the year ended December 31, 2010. This is primarily due to a decrease of proceeds from the sale of preferred stock by $546,000. Other less significant financing activities net to a decrease of $46,764 in cash provided.
Other Factors Affecting Liquidity and Capital Resources
          8% Series A Senior Subordinated Convertible Redeemable Debentures
          On April 30, 2008, we entered into a stock transfer agreement with our parent company Nexia and Nexia's wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice. In February of 2011, DHI transferred the Debenture to Nexia in exchange for the release of debt obligations owed to Nexia by DHI and Nexia is the current holder of the Debenture.
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
Off-Balance Sheet Arrangements
          As of December 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Account Policies and Estimates
          The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or "GAAP," is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements.

New Accounting Standards
          In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income. Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Share Owners' Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income. The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments are effective for our first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.
          In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity's holding are not permitted in a fair value measurement. The impact of adopting these amendments is expected to be immaterial to the financial statements.
Item 8. Financial Statements and Supplementary Data
          The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, "Exhibits and Financial Statement Schedules."
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.
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

          Based on evaluation as of December 31, 2011, the CEO and CFO has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.
Item 9B. Other Information
          None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant
          The following table provides information regarding the executive officers of Green as of December 31, 2011:

Name	Age	Positions and Offices
Richard D. Surber	38	President, CEO, CFO, and Director

Logan C Fast	25	Vice President and Director
          Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
Richard D. Surber - Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of Nexia Holdings, Inc. since May of 1999. He has been an officer and director of several public companies. He was appointed as president and to the board of Green Endeavors, Inc. in September of 2007. Mr. Surber holds 37,134 shares of Series B Preferred stock and 12,972,625 shares of Voting Common stock of Green Endeavors, Inc.

Logan C. Fast - Mr. Fast was appointed to these offices as of August 28, 2008. He is currently working as a grand salon stylist and as an instructor at the Landis Salon locations. Mr. Fast does not hold any position as officer or director of any other publicly held company. Mr. Fast holds 2,000 shares of Series B Preferred stock in Green Endeavors, Inc.
          There are no family relationships among any officer or director of Green Endeavors, Inc.
Item 11. Executive Compensation
          The following table sets forth the compensation of the named executive officer for each of the two years ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Total ($)
Richard D. Surber (3) - President, CEO, CFO, and Director	2011	$40,419	(1)	$-	$-	$40,419
	2010	$35,000	(1)	$-	$-	$35,000
Richard G. Clegg (3) - former CFO and former Director	2011	$11,512	(1)	$-	$-	$40,419
	2010	$7,415	(1)	$2,500	$125,000	$134,915
Logan C. Fast - Vice President, Director	2011	$57,301	(2)	$-	$-	$57,301
	2010	$51,212	(2)	$-	$10,000	$61,212

(1)	Compensation for services not related to positions as director.
(2)	Wages received for services performed as a stylist at the salons.
(3)	Mr. Clegg resigned as CFO and Director in October, 2011, and the Board appointed Mr. Surber as CFO at that time.

          No director compensation was paid or accrued during the years ended December 31, 2011 and 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Owners of More than Five Percent, Directors, and Management
          The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 5, 2012, there were 862,355,708 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount And Nature of Beneficial Ownership	Percent of Class
Supervoting Preferred ($0.001 par value)	Nexia Holdings, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	5,850,000	100%
Preferred Series "B" Stock ($0.001par value)	Richard Surber, President and Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	37,134	6.3%
Voting Common Stock ($0.001 par value)	Richard Surber, President, CEO, CFO, and Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	12,972,625	1.5%
Voting Common Stock ($0.001 par value)	Logan Fast, Vice President and Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	-	-
Preferred Series "B" Stock ($0.001par value)	Logan Fast, Vice President and Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	2,000	0.3%
Voting Common Stock ($0.001 par value)	AmeriResource Technologies, Inc. 3440 E. Russell Road, Suite 89120 Las Vegas, Nevada 89120	25,000,005	2.9%
Voting Common Stock ($0.001 par value)	Nexia Holdings, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	250,000,000	29%
Preferred Series "B" Stock ($0.001par value)	Directors and Executive Officers as a Group	39,134	10.8%
Voting Common Stock ($0.001 par value)	Directors and Executive Officers as a Group	12,972,625	1.5%
Change in Control
          There are no agreements, pledges or arrangements of any kind that could affect a change in control of Green Endeavors, Inc.
Item 13. Certain Relationships and Related Transactions and Director Independence
Related Transactions
          On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia's wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $150,000 as of April 30, 2008. This discount is being amortized to the maturity date of the debenture, which is 10 years. During 2011, this Debenture was transferred from DHI to Nexia which currently holds the Debenture.
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
          On June 24, 2010, the Board of Directors approved the purchase of 650,000 shares of Green's Supervoting Preferred stock from AmeriResource Technologies, Inc. in exchange for 52,000 shares of Green's Series B Preferred stock. The number of Series B Preferred shares issued in this transaction was determined based on one share of Green's Supervoting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred share is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000. At the time of this filing, AmeriResource Technologies is no longer considered a related party.
          On July 7, 2010, the Board of Directors authorized the issuance of 25,000 shares of restricted Series B Preferred shares to Richard G. Clegg, at the time an officer and director of Green, pursuant to the terms of his employment agreement with a related party, Diversified Holdings I, Inc. The shares were issued pursuant to The 2008 Benefit Plan of Green to a natural person, providing bona fide services and not in conjunction with a capital raising transaction, exempt from registration under Rule 701 of the Securities Act of 1933. These shares are subject to being redeemed as a result of Mr. Clegg's resignation under the terms of his employment contract.
          On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II, Inc. to serve as the location for a new Landis Lifestyle Salon. The shares are held by the landlord of the Marmalade facility to be converted and liquidated in the event of default on the part of Landis II. The shares will be returned to Landis II on the second anniversary of the lease commencement date provided that all obligations under the lease are current and the shares are reflected as an other non-current asset on Green's Consolidated Balance Sheet.
          Green shares its corporate office space, certain personnel, and lines of credit with Nexia Holdings, Inc. or entities controlled by Nexia Holdings under the direction of Richard Surber. A Consulting Agreement is expected to be formalized in 2012 to memorialize costs related to shared office space, utilization of certain staff members and lines of credit that are guaranteed by Richard Surber.
Director Independence
          Our Board of Directors does not have any independent members. Both are employed in some capacity by the Company or its affiliates. There are no committees made up of less than all members of the board for audit, nominating, compensation or hiring purposes. Based upon the size of the Company and its limited resources there are currently not sufficient resources to expand the size of the board and operate committees for these purposes. Richard D. Surber has the education and experience to be the financial expert on the board. The Board of Directors has always operated as a whole and has not proceeded without the other member(s) of the board consenting to any action.
Item 14. Principal Accountant Fees and Services
          Madsen & Associates CPA's, Inc. served as our independent registered public accounting firm for the years ended December 31, 2011 and 2010. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:
Audit Fees
          The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $36,035 and $31,685, respectively.

Audit Related Fees
          There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2011 and 2010.
Tax Fees
          There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2011 and 2010, respectively.
All Other Fees
          There were no other fees billed for products or services provided by our principal accountant, other than those previously reported above, for the years ended December 31, 2011 and 2010.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
		Page
(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	23

	Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	24

	Consolidated Statements of Operations for the two years ended December 31, 2011	25

	Consolidated Statements of Stockholders' Deficit for the two years ended December 31, 2011	26

	Consolidated Statements of Cash Flows for the two years ended December 31, 2011	27

	Notes to Consolidated Financial Statements	28

(a)	2. Financial Statement Schedules

	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)	3. Exhibits	44

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

___________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Green Endeavors, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Green Endeavors, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Endeavors, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Madsen & Associates CPA's, Inc.
Madsen & Associates CPA's, Inc.
Salt Lake City, Utah
April 12, 2012

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$97,983	$67,593
Accounts receivable	143	941
Inventory	109,470	107,365
Prepaid expenses	6,244	3,317
Total current assets	213,840	179,216

Property, plant and equipment, net of accumulated depreciation of $342,923 and $248,939 respectively	420,093	493,205
Other assets	402,629	408,614
Total Assets	$1,036,562	$1,081,035

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$293,794	$200,327
Deferred revenue	57,823	48,525
Due to related parties	838,274	893,405
Derivative liability	2,943,160	-
Current portion of notes payable related party	-	125,584
Current portion of notes payable	200,629	198,248
Convertible notes payable, net of debt discount of $30,606 and $0, respectively	109,894	-
Total current liabilities	4,443,574	1,466,089

Long-Term Liabilities:
Notes payable related party	112,723	105,000
Notes payable	72,128	102,056
Convertible debentures, net of debt discount of $95,168 and $110,193, respectively	2,764,632	2,749,607
Total long-term liabilities	2,949,483	2,956,663

Stockholders' Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at December 31, 2011 and 2010; respectively, no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 630,732 and 610,332 shares issued and outstanding at December 31, 2011and 2010, respectively	631	610
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 570,886,764 and 430,149,464 shares issued and outstanding at December 31, 2011 and 2010, respectively	570,887	430,150
Additional paid-in capital	(4,585,663)	(1,694,506)
Accumulated deficit	(2,348,200)	(2,083,821)

Total stockholders' deficit	(6,356,495)	(3,341,717)
Total Liabilities and Stockholders' Deficit	$1,036,562	$1,081,035
The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31, 2011	December 31, 2010
Revenue:
Services, net of discounts	$2,130,184	$1,668,424
Product, net of discounts	683,842	582,574
Total revenue	2,814,026	2,250,998

Costs and Expenses:
Cost of services	1,186,726	994,765
Cost of product	427,789	310,640
Depreciation	93,983	77,042
General and administrative	1,050,556	959,951
Total costs and expenses	2,759,054	2,342,398

Income (loss) from operations	54,972	(91,400)

Other income (expenses), net:
Interest expense	(321,745)	(253,514)
Interest income	834	-
Gain on sale of subsidiary	-	320,770
Other income	1,560	38,083
Total other income (expenses), net	(319,351)	105,339

Net income (loss)	$(264,379)	$13,939

Basic and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	459,868,549	381,748,573
The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
December 31, 2009 through December 31, 2011

	Supervoting Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings (Deficit)	Non- controlling Interest	Total Stockholders'Deficit
Balance, December 31, 2009	6,500,000	$6,500	183,800	$183	321,395,650	$321,396	$(1,778,595)	$(2,100,450)	$2,690	$(3,548,276)
Series B preferred shares issued in settlement agreement issued	-	-	10,000	10	-	-	(6,010)	-	-	(6,000)
Series B preferred shares issued to repurchase Supervoting preferred stock issued	(650,000)	(650)	52,000	52	-	-	598	-	-	-
Write-off of related party receivables	-	-	-	-	-	-	(702,572)	-	-	(702,572)
Acquisition of remaining 1% ownership of Landis Salons, Inc.	-	-	-	-	-	-	-	2,690	(2,690)	-
Conversion of series B preferred shares	-	-	(54,200)	(54)	108,753,814	108,754	(108,700)	-	-	-
Series B preferred shares sold for cash between $1.50 and $2.50 per share	-	-	337,732	338	-	-	510,662	-	-	511,000
Series B preferred shares issued pursuant to employment agreement with related party issued	-	-	25,000	25	-	-	124,975	-	-	125,000
Series B preferred shares issued as collateral pursuant to the facility lease agreement for Landis II issued	-	-	50,000	50	-	-	249,950	-	-	250,000
Amortization of debt discount on convertible debenture	-	-	-	-	-	-	(14,808)	-	-	(14,808)
Series B preferred shares issued for key employees issued	-	-	6,000	6	-	-	29,994	-	-	30,000
Net income for year ended December 31, 2010	-	-	-	-	-	-	-	13,939	-	13,939
Balance, December 31, 2010	5,850,000	5,850	610,332	610	430,149,464	430,150	(1,694,506)	(2,083,821)	-	(3,341,717)
Write-off of related party receivables	-	-	-	-	-	-	(1,588)	-	-	(1,588)
Conversion of series B preferred shares	-	-	(20,266)	(20)	44,414,417	44,414	(44,394)	-	-	-
Debt discount on 8% convertible notes payable	-	-	-	-	-	-	104,512	-	-	104,512
Stock options granted for services	-	-	-	-			25,364	-	-	25,364
Exercise of common stock options granted					60,000,000	60,000	(60,000)			-
Conversion of convertible note payable to common shares	-	-	-	-	36,322,883	36,323	(21,823)	-	-	14,500
Series B preferred shares sold for cash at $1.50 per share	-	-	40,666	41	-	-	64,959	-	-	65,000
Amortization of debt discount on convertible debenture	-	-	-	-	-	-	(15,027)	-	-	(15,027)
Derivative Liability	-	-	-	-	-	-	(2,943,160)	-	-	(2,943,160)
Net income for year ended December 31, 2011	-	-	-	-	-	-	-	(264,379)	-	(264,379)
Balance, December 31, 2011	5,850,000	$5,850	630,732	$631	570,886,764	$570,887	$(4,585,663)	$(2,348,200)	$-	$(6,356,495)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(264,379)	$13,939
Adjustments to reconcile net loss attributable to controlling interest to net cash provided by (used in) operating activities:
Depreciation	93,983	77,042
Gain on sale of subsidiary	-	(320,770)
Accretion of convertible debt discounts	73,905	-
Write-down of related party receivables	(1,588)	(40,349)
Stock-based compensation	25,364	30,000
Changes in operating assets and liabilities:
Accounts receivable	799	-
Due from related parties	(55,131)	(643,962)
Inventories	(2,105)	(14,331)
Prepaid expenses	(2,927)	(3,317)
Other assets	5,983	(190,175)
Accounts payable and accrued expenses	93,467	661,431
Deferred revenue	9,298	19,030
Other long-term liabilities	7,723	90,936
Net cash provided by (used in) operating activities	(15,608)	(320,526)

Cash Flows from Investing Activities:
Purchases of long-term investment	-	(25,085)
Purchases of property, plant, and equipment	(20,871)	(280,085)
Net cash provided by (used in) investing activities	(20,871)	(305,170)

Cash Flows from Financing Activities:
Proceeds from bank loan	-	100,000
Payments made on bank loan	(8,569)	(51,367)
Payments made on notes payable	(18,978)	-
Payments made on related party notes payable	(125,584)	-
Proceeds from issuance of convertible notes payable	155,000	-
Proceeds from issuance of preferred stock	65,000	611,000
Net cash provided by (used in) financing activities	66,869	659,633

Increase in cash	30,390	33,937

Cash at Beginning of Year	67,593	33,656

Cash at end of year	$97,983	$67,593

Supplemental cash flow information:
Cash paid during the year for:
Interest	$5,699	$7,317
Non-cash investing and financing activities:
Issuance of series B preferred shares	$5,699	$369,000
Issuance of common stock options	$25,364	$-
Conversion of convertible note payable to common shares	$(14,500)	$-
Derivative Liability	$2,943,160	$-
Conversion of B preferred shares	$44,394	$108,700
The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
          Cash Flows from Operating Activities
          Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our net cash used in operating activities decreased by $304,918 as of December 31, 2011, as compared to December 31, 2010 primarily due to a change from net income in 2010 to a net loss in 2011 in the amount of $278,318, an increase of $93,467 of accounts payable and accrued expenses, partially offset by an increase of $320,770 of gain on sale of subsidiary.
Note 1 - Organization and Basis of Financial Statement Presentation
Business Description
          Green Endeavors, Inc., ("Green") owns and operates two hair salons carrying the Aveda(tm) product line through its wholly-owned subsidiaries Landis Salons, Inc. ("Landis") and Landis Salons II, Inc. ("Landis II") in Salt Lake City Utah.
Organization
          Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc.. During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah. On August 26, 2010, Green effected a forward split of the issued and outstanding shares of its common stock on a one for five basis and by the same proportion the number of authorized shares were increased to 2.5 billion to maintain the same ratios of authorized shares to issued shares and amended the designations of its Preferred Stock. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. The change in the designation of the Supervoting Preferred Stock increased its voting rights from 10 votes per share to 100 votes per share, and the amendment to the designation of the Series B Preferred Shares will modify the language in the designation regarding changes in the Common stock and the time period allowed to the corporation to respond to request for conversion up to 90 days. All share and per share information included in these financial statements has been adjusted to reflect this forward stock split. Green is quoted on the Pink Sheets as an OTCQB issuer under the symbol GRNE.
          Green is a 90% controlled subsidiary of Nexia Holdings, Inc ("Nexia").  Nexia acquired Green from AmeriResource Technologies, Inc. in October 2007 in exchange for 150,000 shares of Nexia Series C Preferred Stock valued at $750,000. Nexia is not currently a reporting company and is quoted on the Pink Sheets under the symbol NXHD.
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
          Landis Salons II, Inc., a Utah corporation was organized on March 17, 2010 as a wholly-owned subsidiary of Green for the purpose of opening a second Aveda Lifestyle Salon. On September 20, 2010, Landis II opened its doors for operations.

Basis of Financial Statement Presentation
          The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green as of December 31, 2011 and 2010.
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
Note 2 - Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
          Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2011 and 2010, Green had no cash equivalents.
Inventory
          Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out ("FIFO") method.
Property, Plant and Equipment
          Property, plant and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:
Leasehold improvements	Shorter of the lease term or the estimated useful life
Computer equipment and related software	3 years
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years
          During the years ending December 31, 2011 and 2010, Green recorded depreciation expense in the amount of $93,983 and $77,042, respectively.
          The following is a summary of Green's Property, plant, and equipment by major category as of December 31, 2011:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$18,992	$11,733	$7,259
Leasehold improvements	443,579	204,377	239,202
Furniture and fixtures	21,504	11,652	9,852
Equipment	205,593	107,431	98,162
Vehicle	48,193	4,590	43,603
Signage	25,154	3,139	22,015
Total	$763,015	$342,992	$420,093

          The following is a summary of Green's Property, plant, and equipment by major category as of December 31, 2010:
	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$15,859	$4,249	$11,610
Leasehold improvements	438,678	155,993	282,685
Furniture and fixtures	20,473	9,239	11,234
Equipment	194,838	76,463	118,375
Vehicle	48,193	2,295	45,898
Signage	24,103	700	23,403
Total	$742,144	$248,939	$493,205
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
Series B Preferred Stock
          The Series B preferred stock is voting, convertible preferred. Each share of Green's Series B Preferred Stock is convertible into $5.00 worth of common stock. The number of common shares received is based on the market value of the common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion. The Preferred Stock is classified as equity as long as there are sufficient shares available to effect the conversion. In some instances certain contracts may pass the option to receive cash or Common Stock to the shareholder. In this case, it is assumed that a cash settlement will occur and balance sheet classification of the affected Preferred Stock and related preferred paid-in capital as a liability.

Deferred Revenue
          Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green's deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered.
Revenue Recognition
          Revenue is recognized at the time the service is performed or the product is delivered.
Stock-Based Compensation
          Green recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the restricted stock award, option, or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the fair value of Green's common stock on the grant date.
          Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

●	Expected volatility of Green's stock;

●	Expected term of stock options;

●	Risk-free interest rate for the period;

●	Expected dividends (if any); and,

●	Expected forfeitures.
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
          During the year ended December 31, 2011, Green issued 60,000,000 shares of common stock to three individuals for services calculated at $25,364 using the Black-Scholes option pricing model. See footnotes to the financial statements for additional disclosures regarding the Company's stock-based compensation.
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

          The following is a table of Green's net operating losses (NOL), related estimated deferred tax assets, and expiration dates of the NOLs:

	Net Operating Income (Loss)	Deferred Tax Asset (Liability)	Expiration Year of NOL
2008	$(1,697,742)	$577,000	2028
2009	(385,160)	131,000	2029
2010	13,939	(4,800)	2030
2011	(264,379)	90,000	2031

Total	$(2,333,342)	$793,200
          The related deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset above has been fully offset by a valuation allowance because the Company expects that it will not realize the benefits of the deferred tax asset in the near future.
Net Loss Per Share
          Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the year ended December 31, 2011, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.
Recent Accounting Pronouncements
          In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on Green's financial position and results of operations.
          In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which amends ASC Topic 855, "Subsequent Events." The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a "SEC Filer," which we are; (ii) removes the definition of a "Public Entity"; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on Green's financial position and results of operations.
         In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-13, "Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13"). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification ("ASC") Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on Green's financial position and results of operations.

          In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity's holding are not permitted in a fair value measurement. The impact of adopting these amendments is expected to be immaterial to the financial statements.
          In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income. Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Share Owners' Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income. The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments are effective for our first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.
          Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on Green's consolidated financial position, results of operations or cash flows upon adoption.
Note 3 - Inventory
          Green's inventory consists of items held for resale and product that is used in services by the Landis and Landis II Salons. Inventory is carried at the lower of cost or market. As of December 31, 2011 and 2010, inventory amounted to $109,470 and $107,365, respectively.
Note 4 - Other Assets
          The following table shows other assets as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	21,403	23,684
Certificate of deposit	26,226	25,462
Other	-	4,468
Total other assets	$402,629	$408,614
______________
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

(2)
On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms. As of December 31, 2011 and 2010, there was $7,724 and $2,474 of accrued interest on the note, respectively.

Note 5 - Derivative Liability
Derivative Liability
          On December 31, 2011, it was determined that Green's authorized number of common shares of stock (2,500,000,000) was insufficient to cover the potential conversion of the Company's convertible debt instruments, Preferred Series B stock, and Preferred Supervoting stock into common stock. Green has recorded a derivative liability to account for such potential conversion. The shortage of authorized common stock was approximately 9,810,532,249 shares. This number of needed authorized shares was multiplied by the quoted price of Green's stock on December 31, 2011 ($.0003). The result of the shortage is a current liability in the amount of $2,943,160. This amount will be remeasured at each reporting period as long as the shortage in authorized common shares exists.
          On March 29, 2012, the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock to ten billion shares. This action was taken after notice to the shareholders and having consent from a majority of the voting rights.
Note 6 - Lease Commitments
Operating Leases
          Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. For the years ended December 31, 2011 and 2010, rent expense was $154,615 and $115,214, respectively.
          As of December 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

For the fiscal years:	Operating Leases
2012	141,528
2013	145,066
2014	148,693
2015	132,415
2016	75,741
Thereafter	301,087
Total lease payments	$944,530
Capital Leases
          The following is a summary of the gross amount of assets by class recorded under capital leases as of December 31, 2011 and 2010:

Classes of Property	December 31, 2011	December 31, 2010
Salon equipment	$-	$50,603
          During the year ended December 31, 2011, Green completed its capital lease through a bargain purchase option extended in the lease agreement. The bargain purchase amount was $4,916 which was the entire amount of the security deposit.

Note 7 - Related Party Transactions
          The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of December 31, 2011and 2010:

	December 31, 2011	December 31, 2010
Principal balance	$2,859,800	$2,875,000
Accrued interest	699,062	470,278
Total	$3,558,862	$3,330,078
          On June 24, 2010, the Board of Directors approved the purchase of 650,000 shares of Green's Supervoting Preferred stock from AmeriResource Technologies, Inc. in exchange for 52,000 shares of Green's Series B Preferred stock. The number of Series B Preferred shares issued in this transaction was determined based on one share of Green's Supervoting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred share is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.
          On July 7, 2010, the Board of Directors authorized the issuance of 25,000 shares of restricted Series B Preferred shares to Richard G. Clegg, an officer and director of Green, pursuant to the terms of his employment agreement with a related party, Diversified Holdings I, Inc. The shares were issued pursuant to The 2008 Benefit Plan of Green to a natural person, providing bona fide services and not in conjunction with a capital raising transaction, exempt from registration under Rule 701 of the Securities Act of 1933. These shares are subject to redemption based upon Mr. Cleggs resignation under the terms of his employment agreement.
          On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II, Inc. to serve as the location for a new Landis Lifestyle Salon. The shares are held by the landlord of the Marmalade facility to be converted and liquidated in the event of default on the part of Landis II. The shares will be returned to Landis II on the second anniversary of the lease commencement date provided that all obligations under the lease are current and the shares are reflected as an other non-current asset on Green's Consolidated Balance Sheet.
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
          On December 2, 2010, the Board of Directors approved the issuance of 2,000 Series B Preferred shares each to three employees of Landis Salons, Inc. for services rendered. The shares were valued at $5 per share or $30,000. One of the employees who received such shares was Logan Fast, an officer and director of Green.
          On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

Note 8 - Notes Payable
          A summary of notes payable as of December 31, 2011 and 2010 is as follows:

Creditor	Interest Rate	Due Date	December 31, 2011	December 31, 2010
Xing Investment Corp (1)	10.00%	05-12-2008	$171,000	$171,000
Salt Lake City Corporation (2)	3.25%	06-18-2015	73,294	92,272
Asher Enterprises, Inc. (3)..	8.00%	01-09-2012	60,500	-
Asher Enterprises, Inc. (4)..	8.00%	03-16-2012	32,500	-
Asher Enterprises, Inc. (5)..	8.00%	04-25-2012	25,000	-
Asher Enterprises, Inc. (6)..	8.00%	09-12-2012	22,500	-
Chase Bank	7.24%	02-13-2015	28,463	37,032
Nexia Holdings, Inc (related party).	-	09-11-2011	-	125,584
Wasatch Capital Corp. (related party)	5.00%	11-10-2018	112,724	105,000
Total			525,981	530,888
Less: Current portion of notes payable			341,129	323,832
Long-term portion of notes payable			$184,852	$207,056
_______________
(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of December 31, 2011 and December 31, 2010, accrued interest reported in accounts payable and accrued expenses was $34,200, respectively.

(2)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and personally guaranteed by Richard Surber, CEO of Green.

(3)
On April 5, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a maturity date of January 9, 2012. The note provides for potential conversion into Green's common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $47,951. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. For the year ended December 31, 2011, $46,703 of the debt discount had been amortized and recorded as an interest expense. At December 31, 2011, the remaining, unamortized debt discount balance was $1,248 and the accrued interest balance on the note was $4,158. During 2011, $14,500 of the note had been converted to common stock as follows: a.) on October 12, 2011, the Board of Directors approved the conversion request from Asher Enterprises, Inc. to convert $10,000 of the convertible promissory note into 16,666,667 shares of common stock at a conversion rate of $0.0006 per share, and b.) on December 5, 2011, the Board of Directors approved the conversion request from Asher Enterprises, Inc. to convert $4,500 of the convertible promissory note into 19,656,217 shares of common stock at a conversion rate of $0.00023 per share.

(4)
On June 14, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a maturity date of March 16, 2012. The note provides for potential conversion into Green's common stock beginning in six months with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $20,779. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. For the year ended December 31, 2011, $15,057 of the debt discount had been amortized and recorded as interest expense. At December 31, 2011, the remaining, unamortized debt discount balance was $5,722 and the accrued interest balance on the note was $1,425.

(5)
On July 19, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $25,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of April 25, 2012. The note provides for potential conversion into Green's common stock beginning in six months with the conversion price set at 58% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $18,103. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. For the year ended December 31, 2011, $10,630 of the debt discount had been amortized and recorded as an interest expense. At December 31, 2011, the remaining, unamortized debt discount balance was $7,473 and the accrued interest balance on the note was $871.

(6)
On December 7, 2011, the Green issued an 8% Convertible Promissory Note in the principal face amount of $22,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of September 12, 2012. The note provides for potential conversion into Green's common stock beginning in six months with the conversion price set at 56% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. Based on the intrinsic value on the date of issuance, Green has a beneficial conversion feature, for which it has recorded a debt discount of $17,679. This discount is being amortized to the maturity date of the debenture, which is approximately nine months. For the year ended December 31, 2011, $1,515 of the debt discount had been amortized and recorded as an interest expense. At December 31, 2011, the remaining, unamortized debt discount balance was $16,164 and the accrued interest balance on the note was $118.

Note 9 - Stockholders' Deficit
Preferred Stock
          On August 4, 2010 by Written Consent of the majority of the voting rights of the shareholders of Green, consent was given to authorize the Board of Directors to amend the designations of the Preferred Stock. The change in the designation of the Supervoting Preferred Stock increased its voting rights from 10 votes per share to 100 votes per share.
          Green is authorized to issue 15,000,000 shares of preferred stock. Green's preferred stock may be divided into such series as may be established by the Board of Directors. Each share of the Supervoting preferred stock is convertible into 100 shares of Green's Common stock and has the voting rights equal to 100 shares of Common stock.
          The Series B preferred stock is non-voting, convertible preferred. Each share of Green's Series B Preferred Stock is convertible into $5.00 worth of Common stock. The number of common shares received is based on the market value of the Common stock on the date of conversion. Series B Preferred Stock shareholders, at the option of Green, can receive cash.
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
          On June 24, 2010, the Board of Directors approved the exchange of 650,000 shares of Green's Supervoting Preferred stock from AmeriResource Technologies, Inc. for 52,000 shares of Green's Series B Preferred stock. The number of Series B Preferred shares issued in this transaction were determined based on one share of Green's Supervoting Preferred stock being equivalent to 10 shares of Common stock and each Series B Preferred shared is convertible into $5.00 of Common stock. The Series B Preferred shares were valued at $260,000.
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
          On April 1, 2011, the Board of Directors approved the conversion of 4,600 Series B Preferred shares into 3,833,333 shares of Common stock for an investor. The shares were converted at $0.006 per share which was the quoted closing price on the date the conversion letter was received from the shareholder. As of December 31, 2011, the Board of Directors had rescinded the approval as no shared had been issued by that date.
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
          On June 13, 2011, the Board of Directors approved the conversion of 2,000 Series B Preferred shares into 2,500,000 shares of Common stock for an investor. The shares were converted at $0.004 per share which was the quoted closing price on the date the conversion letter was received from the shareholder. As of December 31, 2011, the Board of Directors had rescinded the approval as no shared had been issued by that date.

          On November 22, 2011 the Board of Directors approved the conversion of 2,400 Series B Preferred shares into 24,000,000 shares of Common Stock for an investor. The shares were converted at $0.0005 per share which was the quoted closing price on the date the conversion request was received from the shareholder.
          As of December 31, 2011 and 2010, Green had 5,850,000 and 5,850,000 shares of Supervoting Preferred stock issued and outstanding and 630,732 and 610,332 shares of convertible Series B Preferred stock issued and outstanding, respectively.
Common Stock
          Green is authorized to issue 2,500,000,000 shares of Common stock with a par value of $0.001 per share. As of December 31, 2011 and 2010, Green had 570,886,794 and 430,149,464 shares of Common stock outstanding, respectively.
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
          On October 1, 2011, the Board of Directors approved the conversion of $10,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 16,666,667 shares of Common Stock. The shares were converted at $0.0006 per share which was the conversion price provided for by the terms of the note.
          On December 6 2011, the Board of Directors approved the conversion of 4,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 19,656,217 shares of Common Stock. The shares were converted at $0.00023 per share which was the conversion price provided for by the terms of the note.
          On December 16 2011, the Board of Directors approved the two issuances of 20,000,000 common shares each to two individuals who are employees of an affiliate of Green. The affiliate provides accounting and legal services to Green. The shares were issued pursuant to a stock option agreement and were valued at $19,510.
          On December 27 2011, the Board of Directors approved the issuances of 20,000,000 common shares to an individual who provides accounting and tax consulting services to Green. The shares were issued pursuant to a stock option agreement and were valued at $5,854.
Note 10 - Gain on Sale of Subsidiary
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

Note 11 - Stock-Based Compensation
          On December 2, 2011, the Board of Directors approved a stock-based compensation program entitled The 2011 Benefit Plan of Green Endeavors, Inc. (the "Plan") wherein common stock options are granted to employees. A total of 300,000,000 shares of the Green's common stock (par $.001) are authorized to be issued or granted to employees ("Employees") under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees.
          Under the Plan and during the year ended December 31, 2011, the company granted 60,000,000 shares to two employees and one consultant (20,000,000 shares each) for services of which all were exercised by the year ended December 31, 2011. For the year ended December 31, 2011, stock-based compensation expense was $25,364 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were: $.0003 - exercise price, 1 year term, 422% volatility, and a .12% risk free rate. The income tax benefit related to the 2011 stock-based compensation expense was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at December 31, 2011 was $0. As of December 31, 2011, grants unexercised and shares available for future stock-based compensation grants were -0- and 240,000,000 shares, respectively.
Note 12 - Subsequent Events
          On January 11, 2012, the Board of Directors approved the conversion of $4,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 21,052,632 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On January 13, 2012, the Board of Directors approved the conversion of $5,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 26,315,789 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On January 24, 2012, the Board of Directors approved the conversion of $5,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 27,272,727 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.
          On February 2, 2012, Green issued an 8% Convertible Promissory Note in the principal face amount of $42,500 to Asher Enterprises Inc. in exchange for a cash payment of the same amount. The note has a due date of November 6, 2012. The note provides for potential conversion of Green's common stock beginning in six months with the conversion price set at 58% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          On February 17, 2012, the Board of Directors approved the conversion of $3,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 29,666,667 shares of Common Stock. The shares were converted at $0.00012 per share which was the conversion price provided for by the terms of the note.
          On February 23, 2012, the Board of Directors approved the conversion of $3,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 28,666,667 shares of Common Stock. The shares were converted at $0.00012 per share which was the conversion price provided for by the terms of the note.
          On February 27, 2012, Green and Landis Experience Center LLC issued an 11% Convertible Note in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest. The note provides for potential conversion of Green's common stock with the conversion price set at 50% of the bid price on the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.
          On March 2, 2012, the Board of Directors approved the conversion of $6,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 31,578,947 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.

          On March 14, 2012, the Board of Directors approved the conversion of $7,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 30,434,783 shares of Common Stock. The shares were converted at $0.00023 per share which was the conversion price provided for by the terms of the note.
          On March 16, 2012, the Board of Directors approved the conversion of 3,888 Series B Preferred shares into 38,880,000 shares of Common Stock for an investor. The shares were converted at $0.0005 per share which was the quoted closing price on the date the conversion request was received from the shareholder.
          On March 29, 2012 the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock to ten billion shares. This action was taken after notice to the shareholders and having consent from a majority of the voting rights.
Note 13 - Going Concern
          Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. However, Green had a net loss $264,379 for the year ended December 31, 2011 and negative working capital of $4,229,734 at December 31, 2011, which raises substantial doubt about the Green's ability to continue as a going concern. Green's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Green Endeavors, Inc.

/s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, and Director
Dated: April 13, 2012
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard D. Surber	April 13, 2012
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description	Form	File Number	Exhibit Number		Filing Date	Provided Herewith
3	(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3	(i)	08/23/10
3	(ii)	Bylaws	10-12G/A	000-54018	3	(ii)	08/23/10
3	(iii)	Plan of Merger	8-K	000-54018	3	(iii)	08/26/10
3	(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3	(iv)	08/31/10
3	(v)	Utah Articles of Incorporation	8-K	000-54018	3	(v)	08/31/10
4	(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4	(i)	08/23/10
4	(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4	(ii)	08/23/10
4	(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4	(iii)	08/23/10
4	(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4	(iv)	08/23/10
4	(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4	(v)	08/23/10
4	(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4	(vi)	08/23/10
4	(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4	(vii)	08/23/10
4	(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4	(viii)	09/22/10
10	(i)	Stock Purchase Agreement dated March 10, 2011, with Desert Vista Capital, LLC for the purchase of 16,666 shares of Series B Preferred Stock	10-Q	000-54018	10	(i)	05/13/11
10	(ii)	Stock Purchase Agreement dated March 16, 2011, with Fredric Lande for the purchase of 14,333 shares of Series B Preferred Stock	10-Q	000-54018	10	(ii)	05/13/11
10	(iii)	Stock Purchase Agreement dated April 6, 2011, with Desert Vista Capital, LLC for the purchase of 10,000 shares of Series B Preferred Stock	10-Q	000-54018	10	(iii)	08/11/11
10	(iv)	8% Convertible Promissory Note issued on June 14, 2011 to Asher Enterprises, Inc.	10-Q	000-54018	10	(iv)	08/11/11
10	(v)	8% Convertible Promissory Note issued on July 19, 2011 to Asher Enterprises, Inc.	10-Q	000-54018	10	(v)	08/11/11
10	(vi)	8% Convertible Promissory Note issued December 7, 2011 to Asher Enterprises, Inc.						X
		SUBSEQUENT ENVENT
10	(i)	8% Convertible Promissory Note issued February 2, 2012, to Asher Enterprises, Inc.						X
10	(ii)	11% Convertible Promissory Note issued February 27, 2012 to William and Nina Wolfson						X
31.01		Certification of the Registrant's Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.						X
31.02		Certification of the Registrant's Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.						X
32.01		Certification of the Registrant's Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.02		Certification of the Registrant's Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X