Form 10-Q/A
period 2011-06-30
Green Endeavors, Inc.
filed 2012-12-20
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
Amendment No. 2
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

On December 3, 2012, 4,463.589,292 shares of the registrant’s common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

This Second Amendment on Form 10-Q/A (“Form 10-Q-A”) amends and restates the Quarterly Report on Form 10-Q/A of Green Endeavors, Inc. (the  “Company”) for the quarter ended June 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2011 (the “Original Filing”).  This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and six-month periods ended June 30, 2011, as discussed in Notes 7 and 11 to the consolidated financial statements included in Item 1.

The Company’s consolidated financial statements have been restated to correct the reporting of obligations arising from convertible debt of the Company as derivative obligations of the Company and to report the calculations of the potential obligations that arise from that classification.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1 and 2 solely as a result of, and to reflect the restatement and adjustments referred to above, and no other information in the Original Filing is amended hereby.  While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing.  In addition, currently-dated certifications from our Chief Executive Office and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02, respectively.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Restated)
	June 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets:
Cash	$87,798	$67,593
Accounts receivable	112	941
Inventory	103,649	107,365
Prepaid expenses	1,327	3,317
Total current assets	192,886	179,216

Property, plant and equipment, net of accumulated depreciation of $296,254 and $248,939 respectively	452,381	493,205
Other assets	403,168	408,614
Total Assets	$1,048,435	$1,081,035

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$311,429	$200,327
Deferred revenue	48,433	48,525
Due to related parties	839,150	893,405
Derivative liability – convertible notes	126,698	- - - -
Convertible notes payable, net of debt discount of $82,497 and $0, respectively	25,002	- - - -
Current portion of notes payable, related party	- - - -	125,584
Current portion of notes payable	198,480	198,248
Total current liabilities	1,549,192	1,466,089

Long-Term Liabilities:
Notes payable, related party	105,000	105,000
Notes payable	88,277	102,056
Convertible debentures, net of debt discount of $102,680 and $110,193, respectively	2,757,120	2,749,607
Total long-term liabilities	2,950,397	2,956,663

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 626,532 and 610,332 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	627	610
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding	- - - -	- - - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 454,348,797 and 430,149,464 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	454,349	430,150
Additional paid in capital	(1,659,066)	(1,694,506)
Accumulated deficit	(2,252,914)	(2,083,821)
Total Stockholders’ Deficit	(3,451,154)	(3,341,717)
Total Liabilities and Stockholders’ Deficit	$1,048,435	$1,081,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	(Restated)		(Restated)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Services, net of discounts	$522,424	$409,578	$1,018,000	$782,816
Product, net of discounts	165,885	138,542	332,392	273,465
Total revenue	688,309	548,120	1,350,392	1,056,281

Costs and expenses:
Cost of services	329,162	205,170	608,465	442,694
Cost of product	108,365	73,927	177,281	146,324
Depreciation and amortization	22,156	13,666	47,314	38,811
General and administrative	255,980	214,166	511,498	439,219
Total costs and expenses	715,663	506,929	1,344,558	1,067,048

Income (loss) from operations	(27,354)	41,191	5,834	(10,767)

Other income (expense):
Interest expense	(118,275)	(64,128)	(178,655)	(125,621)
Gain (loss) on derivative liability fair value adjustment	9,867	0	9,867	0
Other (income) expense	(1,984)	(3,037)	(6,139)	36,705
Total other income (expense)	(110,392)	(67,165)	(174,927)	(88,916)

Net loss	$(137,746)	$(25,974)	$(169,093)	$(99,683)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	450,735,244	362,967,079	446,470,182	354,695,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	(Restated)
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities:
Net loss	$(169,093)	$(99,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,315	38,811
Gain on derivative fair value adjustment	(9,867)	- - - -
Debt discount amortization and initial recording	57,823	- - - -
Changes in operating assets and liabilities:
Due from related parties	(758)	(112,482)
Inventories	3,716	20,127
Prepaid expenses	1,990	(1,093)
Other assets	5,446	(81,000)
Accounts payable and accrued expenses	56,847	175,761
Deferred revenue	(92)	2,273
Other long-term liabilities	- - - -	(9,795)
Net cash used in operating activities	(6,673)	(67,081)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,491)	(42,312)
Purchase of long-term investment	- - - -	(25,085)
Net cash used in investing activities	(6,491)	(67,397)

Cash Flows from Financing Activities:
Payments made on notes payable	(139,131)	(10,000)
Proceeds from loan	107,500	100,000
Proceeds from issuance of preferred stock	65,000	161,000
Net cash provided by financing activities	33,369	251,000

Increase in cash	20,205	116,522

Cash at beginning of period	67,593	33,656

Cash at end of period	$87,798	$150,178
Supplemental cash flow information:
Cash paid during the period for:
Interest		$3,371		$3,252
Non-cash investing and financing activities:
Derivative liability		$136,565	$	- - - -
Issuance of series B preferred shares	$	- - - -		$260,000

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

As of June 30, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2011	$69,467
2012	141,528
2013	145,066
2014	148,693
2015	132,415
Thereafter	376,828
Total lease payments	$1,013,997

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

On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard D. Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from the Mr. Surber.

Note 7 – Notes Payable

A summary of notes payable as of June 30, 2011 and December 31, 2010 is as follows:

Creditor	Interest Rate	Due Date	June 30, 2011	December 31, 2010
Xing Investment Corp (1)	10.00%	05-12-2008	$171,000	$171,000
Chase Bank	7.24%	02-13-2015	32,896	37,032
Nexia Holdings, Inc (related party).	- - - -	09-11-2011	- - - -	125,584
Asher Enterprises, Inc. (3)..	8.00%	01-09-2012	75,000	- - - -
Asher Enterprises, Inc. (4)..	8.00%	03-16-2012	32,500	- - - -
Salt Lake City Corporation (2)	3.25%	06-18-2015	82,861	92,272
Wasatch Capital Corp. (related party)	5.00%	11-10-2018	105,000	105,000
Total			499,257	530,888
Less: Current portion of notes payable			305,980	323,832
Notes payable			$193,277	$207,056

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

(2) On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and personally guaranteed by Richard D. Surber, CEO of Green and Landis Salons, Inc.

(3) (Restated) On April 5, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of

January 9, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $94,977 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $75,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $19,977 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the three months ended June 30, 2011, $23,118 of the debt discount had been amortized and recorded as interest expense. As of June 30, 2011, the remaining, unamortized debt discount balance was $51,882 and the accrued interest balance on the note was $1,414. Also for the three months ended June 30, 2011, $8,850 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note as of June 30, 2011 was $86,127. As of June 30, 2011, none of the note had been converted.

(4) (Restated) On June 14, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $41,588 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $32,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $9,088 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the three months ended June 30, 2011, $1,884 of the debt discount had been amortized and recorded as interest expense. As of June 30, 2011, the remaining, unamortized debt discount balance was $30,616 and the accrued interest balance on the note was $114.  Also for the three months ended June 30, 2011, $1,017 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note at June 30, 2011 was $40,571. As of June 30, 2011, none of the convertible note had been converted.

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

On December 12, 2010, the Board of Directors approved the conversion of 16,600 Series B Preferred shares into 7,155,172 shares of Common stock for an investor. The shares were converted at $0.0116 per share which was the quoted closing price on the date the conversion letter was received from the shareholder.

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

On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard D.Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

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

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. Green had a net loss for the six months ended June 30, 2011 of $169,093 and negative working capital of $1,360,306, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 11 – Derivative Liability (Added as part of these restated financial statements)

As discussed in Note 7 – “Notes Payable”, during 2011, Green issued an aggregate of $107,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to March 16, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 61% discount to the market price of the lowest three trading prices of  Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion.  Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options and also because Asher is not entitled to convert any portion of the convertible notes to the extent that the shares to be issued would cause Asher’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  ASC 815-15 requires that the conversion feature is bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $136,565.  $107,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $29,064 was charged to operations as non-cash interest expense. The fair value of $136,565 was recorded as a derivative liability on the balance sheet. The debt discount is amortized over the life of the notes (approximately nine months each). On June 30, 2011, Green marked-to-market the fair value of the debt derivatives and determined an aggregate fair value of $126,698 and recorded a $9,867 gain from change in fair value of debt derivatives. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 279%, (3) risk-free interest rate of 0.15%, (4) expected life of 0.53 to 0.71 of a year, and (5) estimated fair value of Green’s common stock of from $0.000243 to .000269 per share.

Note 12– Restatement of Form 10-Q (Added as part of these restated financial statements)

Subsequent to the filing of Green’s Form 10-Q for the six months ended June 30, 2011, management discovered an error from the application of an accounting principle that is not allowed by GAAP resulting in a material accounting error thus requiring the restatement of prior filings with the SEC.  As noted above in Note 11 – “Derivative Liability”, Green issued various convertible promissory notes to Asher Enterprises, Inc. (“Asher”) during the three months ended June 30, 2011.  According to the guidance provided by ASC 815-15-25, Green failed to bifurcate the convertible debt issued to Asher for these convertible notes issued. Green incorrectly applied an accounting method not allowed by GAAP, which under the guidance of ASC 250, is to be treated as a correction of an error thus requiring the restatement of the prior affected accounting periods as of the first period presented

The effect on the Company’s previously issued June 30, 2011 financial statements are summarized as follows:

Balance Sheet as of June 30, 2011:

		As previously Reported	Adjustment	As Restated
Assets
Current Assets:
Cash		$87,798	$0	$87,798
Accounts receivable		112	0	112
Inventory		103,649	0	103,649
Prepaid expenses		1,327	0	1,327
Total current assets		192,886	0	192,886

Property, plant and equipment, net of accumulated depreciation		452,381	0	452,381
Other assets		403,168	0	403,168
Total Assets		$1,048,435	$0	$1,048,435

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses		$311,429	$0	$311,429
Deferred revenue		48,433	0	48,433
Due to related parties		839,150	0	839,150
Derivative liability – convertible notes	(1)	0	126,698	126,698
Convertible notes payable, net of debt discount	(2)	54,756	(29,754)	25,002
Current portion of notes payable		198,480	0	198,480
Total Current LiabilitiesCurrent portion of notes payable	(3)	1,452,248	96,944	1,549,192
Long-Term Liabilities:
Notes payable related party		105,000	0	105,000
Notes payable		88,277	0	88,277
Convertible debentures, net of debt discount		2,757,120	0	2,757,120
Total long-term liabilities		2,950,397	0	2,950,397

Stockholders’ Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 shares issued and outstanding at June 30, 2011; no liquidation value		5,850	0	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 626,532 shares issued and outstanding at June 30, 2011		627	0	627
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2011		0	0	0
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 454,348,797 shares issued and outstanding at June 30, 2011		454,349	0	454,349
Additional paid-in capital	(4)	(1,594,093)	(64,973)	(1,659,066)
Accumulated deficit	(5)	(2,220,943)	(31,971)	(2,252,914)
Total stockholders’ deficit	(6)	(3,354,210)	(96,944)	(3,451,154)
Total Liabilities and Stockholders’ Deficit		$1,048,435	$0	$1,048,435

(1) This adjustment records the derivative liability that is calculated as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 11.

(2) This is the balance of the Asher convertible notes that is net of the debt discount as discussed in Notes 7 and 11.

(3) This is the change in current liabilities due to the restatement adjustments.

(4) This adjustment is from the correction adjustments referenced in number two above.

(5) This reflects the effect of recording the adjustments relating to the derivative liability correction and other related adjustments to the income statements.

(6) This is the change in total stockholders’ deficit due to the restatement adjustments.

Statement of Operations for the Six Months Ended June 30, 2011:

		As Previously Reported	Adjustments	As Restated
Revenue:
Services, net of discounts		$1,018,000	$0	$1,018,000
Product, net of discounts		332,392	0	332,392
Total revenue		1,350,392	0	1,350,392

Costs and expenses:
Cost of services		608,465	0	608,465
Cost of product		177,281	0	177,281
Depreciation		47,314	0	47,314
General and administrative		511,498	0	511,498
Total costs and expenses		1,344,558	0	1,344,558

Income (loss) from operations		5,834	0	5,834

Other income (expense), net:
Interest expense	(1)	(136,817)	(41,838)	(178,655)

Gain (loss) on derivative liability fair value adjustment	(2)	0	9,867	9,867
Other income (expense)		(6,139)	0	(6,139)
Total other income (expense), net	(3)	(142,956)	(31,971)	(174,927)

Net loss	(4)	$(137,122)	$(31,971)	$(169,093)

Net loss per common share – basic and diluted		$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted		446,470,182		442,157,731

(1) This adjustment is a result of the correction of the initial recording of the convertible debenture and notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $68,730 to $107,500.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount.  The debt discount accretion is being recorded as interest expense.  The other primary contributor to this change is the $29,064 of the initial recording of the difference of the debt discount and the derivative liability that is initially recorded as interest expense.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 11. The unrealized change in fair value is recorded as a component of the income statement as indicated.

(3) This amount is simply the summation of the changes in other income (expense) for the period.

(4) This amount is simply the summation of the change in the net loss for the period.

Statement of Operations for the Three Months Ended June 30, 2011:

		As Previously Reported	Adjustments	As Restated
Revenue:
Services, net of discounts		$522,424	$0	$522,424
Product, net of discounts		165,885	0	165,885
Total revenue		688,309	0	688,309

Costs and expenses:
Cost of services		329,162	0	329,162
Cost of product		108,365	0	108,365
Depreciation		22,156	0	22,156
General and administrative		255,980	0	255,980
Total costs and expenses		715,663	0	715,663

Income (loss) from operations		(27,354)	0	(27,354)

Other income (expense):
Interest expense	(1)	(76,437)	(41,837)	(118,275)
Gain (loss) on derivative liability fair value adjustment	(2)	0	9,867	9,867
Other income (expense)		(1,984)	0	(1,984)
Total other income (expense)	(3)	(78,421)	(31,971)	(110,392)

Net loss	(4)	$(105,775)	$(31,971)	$(137,746)

Net loss per common share – basic and diluted		$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted		450,735,244		450,735,244

(1) This adjustment is a result of the correction of the initial recording of the convertible debenture and notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $68,730 to $107,500.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount.  The debt discount accretion is being recorded as interest expense.  The other primary contributor to this change is the $29,064 of the initial recording of the difference of the debt discount and the derivative liability that is initially recorded as interest expense.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 11. The unrealized change in fair value is recorded as a component of the income statement as indicated.

(3) This amount is simply the summation of the changes in other income (expense) for the period.

(4) This amount is simply the summation of the change in the net loss for the period.

Statement of Cash Flows for the Six Months Ended June 30, 2011:

		As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities:
Net loss	(1)	$(137,122)	$(31,971)	$(169,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		47,315	0	47,315
Gain on derivative liability fair value adjustment	(2)	0	(9,867)	(9,867)
Debt discount amortization and initial recording	(3)	15,985	41,838	57,823
Changes in operating assets and liabilities:
Due from related parties		(758)	0	(758)
Inventories		3,716	0	3,716
Prepaid expenses		1,990	0	1,990
Other assets		5,446	0	5,446
Accounts payable and accrued expenses		56,847	0	56,847
Deferred revenue		(92)	0	(92)
Net cash used in operating activities		(6,673)	0	(6,673)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment		(6,491)	0	(6,491)
Net cash used in investing activities		(6,491)	0	(6,491)

Cash Flows from Financing Activities:
Payments made on notes payable		(139,131)	0	(139,131)
Proceeds from loan		107,500	0	107,500
Proceeds from issuance of preferred stock		65,000	0	65,000
Net cash provided by financing activities		33,369	0	33,369

Increase in cash		20,205	0	20,205
			0
Cash at beginning of period		67,593	0	67,593
			0
Cash at end of period		$87,798	$0	$87,798

Supplemental cash flow information:
Cash paid during the period for:
Interest		$3,371	$0	$3,371
Non-cash investing and financing activities:
Derivative liability	(1, 2)	$0	$136,656	$136,565
Issuance of series B preferred shares		$260,000	$0	$260,000

(1) This adjustment is a result of the correction of the initial recording of the convertible debenture and notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $68,730 to $107,500.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount.  The debt discount accretion is being recorded as interest expense.  The other primary contributor to this change is the $29,064 of the initial recording of the difference of the debt discount and the derivative liability that is initially recorded as interest expense. These are non-cash entries.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 11. The unrealized change in fair value is recorded as a component of the income statement as indicated. These are non-cash entries.

(3) As mentioned in item 1 above, Green had additional amounts that were bifurcated into a derivative liability and a debt discount.  The original amount of the derivative liability for the convertible notes was $136,565.  Upon the initial recording of the $107,500 debt discount of the convertible notes, the $29,064 difference between the derivative liability and the debt discount is charged to interest expense.  The $29,064 and the $28,759 debt discount accretion total $57,823, the restated amount.  These are non-cash entries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q/A Amendment Number Two, or this Quarterly Report, and in conjunction with our Form 10K for the fiscal years ended December 31, 2010 and December 31, 2009. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

The percentage increase in revenues for the three months ended June 30, 2011 compared to the same period in 2010 and the six months ended June 30, 2011 compared to the same period in 2010, were driven by the following factors:

Factor	June 30, 2011	June 30, 2010
Same-store	(2.57)%	6.17%
New salon	35.32%	- - - -
Closed salon	(7.17)%	(0.44)%
Total	25.58%	5.73%

Three months ended June 30, 2011 and 2010

The following table shows the increase in revenues for the three months ended June 30, 2011 compared to June 30, 2010 between services and product.

	Three Months Ended
	June 30, 2011	June 30, 2010	Change
Services	$522,424	$409,578	$112,846
Product	165,885	138,542	27,343
Total revenue	$688,309	$548,120	$140,189

Six months ended June 30, 2011 and 2010

The following table shows the increase in revenues for the six months ended June 30, 2011 compared to June 30, 2010 between services and product.

	Six Months Ended
	June 30, 2011	June 30, 2010	Change
Services	$1,018,000	$782,816	$235,184
Product	332,392	273,465	58,927
Total revenue	$1,350,392	$1,056,281	$294,111

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

Other Expense

Three months ended June 30, 2011 and 2010

Other expense for the three months ended June 30, 2011, increased to $110,392 from $67,165 for the three months ended June 30, 2010, an increase of $43,227. This increase over the comparable quarterly periods is primarily due to an increase of $28,759 in interest expense associated with the amortization of debt discount.

Six months ended June 30, 2011 and 2010

Other expense for the six months ended June 30, 2011, increased to $174,927 from $88,916 for the six months ended June 30, 2010, an increase of $86,011. This increase over the comparable quarterly periods is primarily due to a decrease of $33,671 from the settlement of a note receivable and by an increase of $28,759 in interest expense associated with the amortization of debt discount.

Liquidity and Capital Resources

As of June 30, 2011 and December 31, 2010

We had a working capital deficit of $1,356,306 as of June 30, 2011. Our Current assets were $192,886, which consisted of $87,798 in Cash, $103,649 in Inventory, $1,327 in Prepaid expenses and $112 in Accounts receivable. Our Total assets were $1,048,435, which included $452,381 in Property and equipment (net), and $403,168 in Other assets. Our Current liabilities were $1,549,192, including $311,429 in Accounts payable and accrued expenses, $839,150 Due to related parties, and $198,480 in the Current portion of notes payable, net of debt discount. Our Long-term liabilities were $2,950,397. Our total Stockholders’ deficit at June 30, 2011 was $3,451,154.

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

Six months ended June 30, 2011 and 2010

Net cash used in operating activities for the six months ended June 30, 2011 was $6,673 as compared to $67,081 for the six months ended June 30, 2010. The decrease in cash used in operating activities over the comparable periods is primarily due to an increase of $73,359 of the overall change in the balances of operating assets and liabilities offset by an increase of $69,410 in net loss.

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

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,356,306 as of June 30, 2011. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: December 18, 2012	By: /s/ Richard D. Surber Richard D. Surber President, Chief Executive Officer and Director
DATE: December 18, 2012	By: /s/ Richard D. Surber Richard D. Surber Chief Financial Officer