Form 10-Q/A
period 2011-09-30
Green Endeavors, Inc.
filed 2012-12-20
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
Amendment No. 1
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

On December 3, 2012, 4,463,589,292 shares of the registrant’s common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

This Second Amendment on Form 10-Q/A (“Form 10-Q-A”) amends and restates the Quarterly Report on Form 10-Q/A of Green Endeavors, Inc. (the  “Company”) for the quarter ended September 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on    November 4, 2011 (the “Original Filing”).  This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three and nine-month periods ended September 30, 2011, as discussed in Note 13 to the consolidated financial statements included in Item 1.

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

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets
	Restated
	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets:
Cash	$88,034	$67,593
Accounts receivable	112	941
Inventory	132,644	107,365
Prepaid expenses	332	3,317
Total current assets	221,122	179,216

Property, plant and equipment, net of accumulated depreciation of $318,583 and $248,939 respectively	435,603	493,205
Other assets	403,298	408,614
Total Assets	$1,060,023	$1,081,035

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$236,683	$200,327
Deferred revenue	52,197	48,525
Due to related parties	852,365	893,405
Derivative liability – convertible notes	142,135	- - - -
Convertible notes payable, net of debt discount of $65,438 and $0, respectively	67,062	- - - -
Current portion of notes payable related party	- - - -	125,584
Current portion of notes payable	198,480	198,248
Total current liabilities	1,548,922	1,466,089

Long-Term Liabilities:
Notes payable related party	105,000	105,000
Notes payable	81,419	102,056
Convertible debentures, net of debt discount of $98,923 and $110,193, respectively	2,760,877	2,749,607
Total long-term liabilities	2,947,296	2,956,663

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 626,532 and 610,332 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	627	610
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding	- - - -	- - - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 454,348,797 and 430,149,464 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	454,349	430,150
Additional paid-in capital	(1,659,067)	(1,694,506)
Accumulated deficit	(2,237,954)	(2,083,821)
Total Stockholders’ Deficit	(3,436,195)	(3,341,717)
Total Liabilities and Stockholders’ Deficit	$1,060,023	$1,081,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Restated September 30, 2011	September 30, 2010	Restated September 30, 2011	September 30, 2010
Revenue:
Services, net of discounts	$549,357	$416,223	$1,567,357	$1,199,039
Product, net of discounts	158,406	132,162	490,798	405,627
Total revenue	707,763	548,385	2,058,155	1,604,666

Costs and expenses:
Cost of services	248,329	249,562	856,794	692,256
Cost of product	74,743	60,805	252,024	207,129
Depreciation and amortization	22,330	15,625	69,644	54,437
General and administrative	252,969	248,804	764,467	688,021
Total costs and expenses	598,371	574,796	1,942,929	1,641,843

Income (loss) from operations	109,392	(26,411)	115,226	(37,177)

Other income (expense):
Interest expense	(116,239)	(62,962)	(294,893)	(188,583)
Gain on derivative liability fair value adjustment	18,493	0	28,359	0
Other income (expense)	3,312	1,469	(2,827)	38,174
Total other income (expense)	(94,434)	(61,493)	(269,361)	150,409

Net income (loss)	$14,958	$(87,904)	$(154,135)	$(187,586)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	454,348,797	370,294,627	449,125,246	359,971,775

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	Restated September 30, 2011		September 30, 2010

Cash Flows from Operating Activities:
Net loss		$(154,135)		$(187,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		69,644		54,437
Gain on derivative liability fair value adjustment		(28,359)		- - - -
Debt discount amortization and initial recording		112,570		- - - -
Changes in operating assets and liabilities:
Due from related parties		(759)		6,135
Inventories		(25,279)		3,121
Prepaid expenses		2,985		(437)
Other assets		5,316		(208,013)
Accounts payable and accrued expenses		(4,684)		101,087
Deferred revenue		3,672		5,951
Other long-term liabilities		0		93,279
Net cash used in operating activities		(19,029)		(132,026)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment		(12,042)		(269,354)
Purchase of long-term investment		- - - -		(25,085)
Net cash used in investing activities		(12,042)		(294,439)

Cash Flows from Financing Activities:
Payments made on notes payable		(145,988)		(28,278)
Proceeds from loan		132,500		100,000
Proceeds from issuance of preferred stock		65,000		411,000
Net cash provided by financing activities		51,512		482,722

Increase in cash		20,441		56,257

Cash at beginning of period		67,593		33,656

Cash at end of period		$88,034		$89,913
Supplemental cash flow information:
Cash paid during the period for:
Interest		$5,955		$6,108
Non-cash investing and financing activities:
Derivative liability		$170,495	$	- - - -
Issuance of series B preferred shares	$	- - - -		$686,000

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

Property, Plant, and Equipment

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

(2) On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, which is a subsidiary of Nexia Holdings, Inc. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. This promissory note was issued in exchange for a note receivable assigned to Landis Salons II, for $105,000 with the same terms. This note receivable was pledged as collateral for the Landis II facility lease. The pledge agreement will expire after the second year of the lease term unless it is in default. As of September 30, 2011, there was $6,401 of accrued interest on the note.

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

Note 7 – Notes Payable

A summary of notes payable as of September 30, 2011 and December 31, 2010 is as follows:

Creditor	Interest Rate	Due Date	September 30, 2011	December 31, 2010
Xing Investment Corp (1)	10.00%	05-12-2008	$171,000	$171,000
Chase Bank	7.24%	02-13-2015	30,802	37,032
Nexia Holdings, Inc (related party).	- - - -	09-11-2011	- - - -	125,584
Asher Enterprises, Inc. (3)..	8.00%	01-09-2012	75,000	- - - -
Asher Enterprises, Inc. (4)..	8.00%	03-16-2012	32,500	- - - -
Asher Enterprises, Inc. (5)..	8.00%	04-25-2012	25,000	- - - -
Salt Lake City Corporation (2)	3.25%	06-18-2015	78,097	92,272
Wasatch Capital Corp. (related party)	5.00%	11-10-2018	105,000	105,000
Total			517,399	530,888
Less: Current portion of notes payable			330,980	323,832
Notes payable			$186,419	$207,056

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

(3) (Restated) On April 5, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $94,977 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $75,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $19,977 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the three months ended September 30, 2011, $24,731 of the debt discount was amortized and recorded as interest expense. As of September 30, 2011, the remaining, unamortized debt discount balance was $27,151 and the accrued interest balance on the note was $2,926. Also for the three months ended September 30, 2011, $13,753 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note as of September 30, 2011 was $72,374. As of September 30, 2011, none of the note had been converted.

(4) (Restated) On September 14, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $41,588 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $32,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $9,088 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the three months ended September 30, 2011, $10,833 of the debt discount had been amortized and recorded as interest expense. As of September 30, 2011, the remaining, unamortized debt discount balance was $19,783 and the accrued interest balance on the note was $769.  Also for the three months ended September 30, 2011, $3,056 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note at September 30, 2011 was $37,515. As of September 30, 2011, none of the convertible note had been converted.

(5) (Restated) On July 19, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $25,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of April 25, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $33,930 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $25,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $8,930 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the three months ended September 30, 2011, $6,495 of the debt discount had been amortized and recorded as interest expense. As of September 30, 2011, the remaining, unamortized debt discount balance was $18,505 and the accrued interest balance on the note was $400.  Also for the three months ended September 30, 2011, $1,683 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note at September 30, 2011 was $32,247. As of September 30, 2011, none of the convertible note had been converted.

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

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. Green had a net loss for the nine months ended September 30, 2011 of $154,135 and negative working capital of $1,327,800, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 11 – Subsequent Event

On October 12, 2011, the Board of Directors approved the conversion request from Asher Enterprises, Inc. to convert $10,000 of a convertible promissory note into 16,666,667 shares of common stock at the conversion rate of $0.0006 per share.

Note 12 – Derivative Liability (Added as part of the restated financial statements)

As discussed in Note 7 – “Notes Payable”, during 2011, Green issued an aggregate of $132,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to April 25, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of  Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion.  Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options and also because Asher is not entitled to convert any portion of the convertible notes to the extent that the shares to be issued would cause Asher’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  ASC 815-15 requires that the conversion feature is bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $170,495.  $132,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $37,995 was charged to operations as non-cash interest expense. The fair value of $170,495 was recorded as a derivative liability on the balance sheet. The debt discount is amortized over the life of the notes (approximately nine months each). On September 30, 2012, Green marked-to-market the fair value of the debt derivatives and determined an aggregate fair value of $142,136 and recorded an $18,492 gain from change in fair value of debt derivatives for the three months ended September 30, 2011. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 297%, (3) risk-free interest rate of 0.03%, (4) expected life of 0.28 to 0.57 of a year, and (5) estimated fair value of Green’s common stock of $0.00185 to $.00241 per share.

Note 13 – Restatement of Form 10-Q (Added as part of the restated financial statements)

Subsequent to the filing of Green’s Form 10-Q for the nine months ended September 30, 2011, management discovered an error from the application of an accounting principle that is not allowed by GAAP resulting in a material accounting error thus requiring the restatement of prior filings with the SEC.  As noted above in Note 12 – “Derivative Liability”, Green issued various convertible promissory notes to Asher Enterprises, Inc. (“Asher”) during the three months ended September 30, 2011.  According to the guidance provided by ASC 815-15-25, Green failed to bifurcate the convertible debt issued to Asher for these convertible notes issued. Green incorrectly applied an accounting method not allowed by GAAP, which under the guidance of ASC 250, is to be treated as a correction of an error thus requiring the restatement of the prior affected accounting periods as of the first period presented

The effect on the Company’s previously issued September 30, 2011 financial statements are summarized as follows:

Balance Sheet as of September 30, 2011
		As previously Reported	Adjustment	As Restated
Assets
Current Assets:
Cash		$88,034	$0	$88,034
Accounts receivable		112	0	112
Inventory		132,644	0	132,644
Prepaid expenses		332	0	332
Total current assets		221,122	0	221,122

Property, plant and equipment, net of accumulated depreciation		435,603	0	435,603
Other assets		403,298	0	403,298
Total Assets		$1,060,023	$0	$1,060,023

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses		$236,683	$0	$236,683
Deferred revenue		52,197	0	52,197
Due to related parties		852,365	0	852,365
Derivative liability – convertible notes	(1)		142,135	142,135
Current portion of notes payable		198,480	0	198,480
Convertible notes payable, net of debt discount	(2)	90,662	(23,600)	67,062
Total Current Liabilities	(3)	1,430,387	118,535	1,548,922
Long-Term Liabilities:
Notes payable related party		105,000	0	105,000
Notes payable		81,419	0	81,419
Convertible debentures, net of debt discount		2,760,877	0	2,760,877
Total long-term liabilities		2,947,296	0	2,947,296

Stockholders’ Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 2,500,000 shares authorized; 5,850,000 shares issued and outstanding at September 30, 2011; no liquidation value		5,850	0	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 626,532 shares issued and outstanding at September 30, 2011		627	0	627
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at September 30, 2011		- - - -	0	- - - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 454,348,797 shares issued and outstanding at September 30, 2011		454,349	0	454,349
Additional paid-in capital	(4)	(1,581,866)	(77,201)	(1,659,067)
Accumulated deficit	(5)	(2,196,620)	(41,334)	(2,237,954)
Total stockholders’ deficit	(6)	(3,317,660)	(118,535)	(3,436,195)
Total Liabilities and Stockholders’ Deficit		$1,060,023	$0	$1,060,023

(1) This adjustment records the derivative liability that is calculated as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 12.

(2) This is the balance of the Asher convertible notes that is net of the debt discount as discussed in Notes 7 and 12.

(3) This is the change in current liabilities due to the restatement adjustments.

(4) This adjustment is from the correction adjustments referenced in number two above.

(5) This reflects the effect of recording the adjustments relating to the derivative liability correction and other related adjustments to the income statements.

(6) This is the change in total stockholders’ deficit due to the restatement adjustments.

Statement of Operations for the Nine Months Ended September  30, 2011:

		As Previously Reported	Adjustments	As Restated
Revenue:
Services, net of discounts		$1,567,357	$0	$1,567,357
Product, net of discounts		490,798	0	490,798
Total revenue		2,058,155	0	2,058,155

Costs and expenses:
Cost of services		856,794	0	856,794
Cost of product		252,024	0	252,024
Depreciation		69,644	0	69,644
General and administrative		764,467	0	764,467
Total costs and expenses		1,942,929	0	1,942,929

Income (loss) from operations		115,226	0	115,226

Other income (expenses), net:
Interest expense	(1)	(225,198)	(69,695)	(294,893)

Gain (loss) on derivative liability fair value adjustment	(2)		28,359	28,359
Other income (expense)		(2,827)	0	(2,827)
Total other income (expenses), net	(3)	(228,025)	(41,336)	(269,361)

Net loss	(4)	$(112,799)	$(41,336)	$(154,135)

Net loss per common share – basic and diluted		$(0.00)	$0	$(0.00)

Weighted average common shares outstanding – basic and diluted		449,125,246		449,125,246

(1) This adjustment is a result of the correction of the initial recording of the convertible debenture and notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $86,833 to $132,500.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount. The debt discount accretion is being recorded as interest expense. The other primary contributor to this change is the $37,995 of the initial recording of the difference between the debt discount and the derivative liability that is initially recorded as interest expense. These are non-cash entries.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 12. The unrealized change in fair value is recorded as a component of the income statement as indicated.

(3) This amount is simply the summation of the changes in other income (expense) for the period.

(4) This amount is simply the summation of the change in the net loss for the period.

Statement of Operations for the Three Months Ended September 30, 2011:

		As Previously Reported	Adjustments	As Restated
Revenue:
Services, net of discounts		$549,357	$0	$549,357
Product, net of discounts		158,406	0	158,406
Total revenue		707,763	0	707,763

Costs and Expenses:
Cost of services		248,329	0	248,329
Cost of product		74,743	0	74,743
Depreciation		22,330	0	22,330
General and administrative		252,969	0	252,969
Total costs and expenses		598,371	0	598,371

Income (loss) from operations		109,392	0	109,392

Other income (expenses), net:
Interest expense	(1)	(88,381)	(27,858)	(116,239)
Gain (loss) on derivative liability fair value adjustment	(2)	0	18,493	18,493
Other income (expense)		3,312	0	3,312
Total other income (expenses), net	(3)	(85,069)	(9,365)	(94,434)

Net loss	(4)	$24,323	$(9,365)	$14,958

Net loss per common share – basic and diluted		$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted		454,348,797		454,348,797

(1) This adjustment is a result of the correction of the initial recording of the convertible debenture and notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $86,833 to $132,500.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount. The debt discount accretion is being recorded as interest expense. The other primary contributor to this change is the $37,995 of the initial recording of the difference between the debt discount and the derivative liability that is initially recorded as interest expense. These are non-cash entries.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 12. The unrealized change in fair value is recorded as a component of the income statement as indicated.

(3) This amount is simply the summation of the changes in other income (expense) for the period.

(4) This amount is simply the summation of the change in the net loss for the period.

Statement of Cash Flows for the Nine Months Ended September 30, 2011:

		As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities:
Net loss	(1)	$(112,799)	$(41,336)	$(154,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		69,644	0	69,644
Gain on derivative fair value adjustment	(2)	0	(28,359)	(28,359)
Debt discount amortization and initial recording	(3)	42,875	69,695	112,570
Changes in operating assets and liabilities:
Due from related parties		(759)	0	(759)
Inventories		(25,279)	0	(25,279)
Prepaid expenses		2,985	0	2,985
Other assets		5,316	0	5,316
Accounts payable and accrued expenses		(4,684)	0	(4,684)
Deferred revenue		3,672	0	3,672
Other long-term liabilities	(4)	(6,857)	6,857	0
Net cash used in operating activities		(25,886)	6,857	(19,029)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment		(12,042)	0	(12,042)
Purchase of long-term investment		- - - -	0	- - - -
Net cash used in investing activities		(12,042)	0	(12,042)

Cash Flows from Financing Activities:
Payments made on notes payable		(139,131)	(6,857)	(145,988)
Proceeds from loan		132,500	0	132,500
Proceeds from issuance of preferred stock		65,000	0	65,000
Net cash provided by financing activities		58,369	(6,857)	51,512

Increase in cash		20,441	0	20,441

Cash at beginning of period		67,593	0	67,593

Cash at end of period		$88,034	$0	$88,034
Supplemental cash flow information:
Cash paid during the period for:
Interest		$5,955	$0	$5,955
Non-cash investing and financing activities:
Derivative liability	(1, 2)	$0	$170,495	$170,495
Issuance of series B preferred shares		0	0	0

(1) This adjustment is a result of the correction of the initial recording of the convertible debenture and notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $86,833 to $132,500.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount. The debt discount accretion is being recorded as interest expense. The other primary contributor to this change is the $37,995 of the initial recording of the difference between the debt discount and the derivative liability that is initially recorded as interest expense. These are non-cash entries.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 11. The unrealized change in fair value is recorded as a component of the income statement as indicated. These are non-cash entries.

(3) As mentioned in item 1 above, Green had additional amounts that were bifurcated into a derivative liability and a debt discount.  The original amount of the derivative liability for the convertible notes was $170,495.  Upon the initial recording of the $132,500 debt discount of the convertible notes, the $37,995 difference between the derivative liability and the debt discount is charged to interest expense.  This $37,995 difference and the $74,575 debt discount accretion total $112,570, the restated amount.  These are non-cash entries.

(4) This is simply a reclass from one account to another.

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

Other Expenses, net

Three months ended September 30, 2011 and 2010

Other expenses, net for the three months ended September 30, 2011, increased to $94,434 from $61,493 for the three months ended September 30, 2010, an increase of $32,941. This increase over the comparable quarterly periods is primarily due to an increase in interest expense associated with the amortization of debt discount.

Nine months ended September 30, 2011 and 2010

Other expenses, net for the nine months ended September 30, 2011, increased to $269,361 from $150,409 for the nine months ended September 30, 2010, an increase of $118,952. This increase over the comparable quarterly periods is primarily due to an increase of $106,310 in interest expense from the amortization of debt discount and the initial recording of the excess from the derivative liability.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010

We had a working capital deficit of $1,327,800 as of September 30, 2011. Our Current assets were $221,122, which consisted of $88,034 in Cash, $132,644 in Inventory, $332 in Prepaid expenses and $112 in Accounts receivable. Our Total assets were $1,060,023, which included $435,603 in Property and equipment (net), and $403,298 in Other assets. Our Current liabilities were $1,548,922, including $236,683 in Accounts payable and accrued expenses, $852,365 Due to related parties, and $198,480 in the Current portion of notes payable, net of debt discount. Our Long-term liabilities were $2,947,296. Our total Stockholders’ deficit at September 30, 2011 was $3,436,195.

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

Nine months ended September 30, 2011 and 2010

Net cash used in operating activities for the nine months ended September 30, 2011 was $19,029 as compared to $132,026 for the nine months ended September 30, 2010. The decrease in cash used in operating activities over the comparable periods is primarily due to an increase of $112,570 in amortization of debt discount, and a $28,359 gain in the fair market adjustment of the derivative liability, and a decrease of $18,750 of the overall change in the balances of operating assets and liabilities and by an increase of $33,451 in net loss.

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

Cash Flows from Financing Activities

Nine months ended September 30, 2011 and 2010

Cash flow provided by financing activities for the nine months ended September 30, 2011 was $51,512 as compared to $482,722 for the nine months ended September 30, 2010. The decrease in cash flow provided by financing activities over the comparable period is due to an increase of payments on notes payable in the current period, which increase was offset by a decrease in the proceeds from the issuance of preferred stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,327,800 as of September 30, 2011. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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