Form 10-K/A
period 2011-12-31
Green Endeavors, Inc.
filed 2012-12-20
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

On December 3, 2012, approximately 4,463,589,292 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE
Green Endeavors, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report of Form 10-K for the year ended December 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on, April 16, 2012 (the “Original Report”) to correct/restate the Financial Statements contained in the Original Report.  The reporting of the Company’s convertible debt has not been recorded properly and there is a need to restate the classification of some of that debt.

The Financial Statements, the Financial Notes, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Financial Disclose are the only portions of the Original Report being amended or revised/restated by this Amendment No. 1 to the Original Report.  Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any items or disclosures contained in the Original Report and does not otherwise reflect events occurring after the original filing date of the Original Report.  Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Report.

Green Endeavors, Inc.
Annual Report on Form 10-K/A
For the Year Ended December 31, 2011

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include but are not limited to competition within the personal hair care industry, price sensitivity; changes in economic conditions and in particular, continued weakness in the U.S. economies; changes in consumer tastes and fashion trends; the ability of the Company to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; the continued ability of the Company to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords with respect to existing locations; governmental initiatives such as minimum wage rates, taxes; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K/A. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC.

The forward-looking statements included in this Annual Report on Form 10-K/A are made only as of the date of this Annual Report on Form 10-K/A. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

	Percentage Increase (Decrease) in Revenues For the Years Ended
Factor	December 31, 2011	December 31, 2010
Same-store	25.0%	6.2%
New salon construction	0.0%	7.6%
Closed salon	0.0%	(3.7)%
Total	25.0%	10.1%

The following table shows the same-store change in service revenue for the years ended December 31, 2011 and 2010:

	Years Ended		Increase (Decrease) Over Prior Calendar Year
Salon	December 31, 2011	December 31, 2010	Dollar	Percentage
Liberty Heights	$1,572,863	$1,496,401	$76,463	5%
Marmalade	557,321	110,451	446,870	405%
Bountiful	- - - -	61,572	(61,572)	(100)%
Total Service revenue	$2,130,184	$1,668,424	$461,761	28%

The following table shows the same-store change in product revenue for the years ended December 31, 2011 and 2010:

	Years Ended		Increase (Decrease) Over Prior Fiscal Year
	December 31, 2011	December 31, 2010	Dollar	Percentage
Liberty Heights	$495,352	$510,910	$(15,558)	(3)%
Marmalade	188,490	44,707	143,783	322%
Bountiful	- - - -	26,957	(26,957)	(100)%
Total Product revenue	$683,842	$582,574	$101,066	17%

Cost of Revenue

The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31, 2011	December 31, 2010
Services	55.7%	59.6%
Product	62.6%	53.3%

Operating Expenses

We had a net loss of $276,264 for the year ended December 31, 2011 as compared to net income of $13,939 for the year ended December 31, 2010.  The single largest item that accounts for this $290,203 change from net income in 2010 to net loss in 2011 was the $320,770 gain from the sale of Green’s Newby salon subsidiary in Bountiful during 2010.  The amount is recorded in the other income and expense section of the consolidated statements of operations as it is not considered part of normal salon operations. The increased general and administrative expenses are explained below in more detail.

General and administrative

The following table shows General and administrative expense for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31, 2011	December 31, 2010	Change
Salaries and wages	$346,730	$300,919	$45,811
Rent	154,615	115,214	39,401
Advertising	102,176	106,207	(4,031)
Credit card merchant fees	39,170	52,546	(13,376)
Insurance	44,576	44,369	207
Utilities and telephone	43,676	35,596	8,080
Professional services	186,571	143,448	43,123
Repairs and maintenance	18,508	22,593	(4,085)
Dues and subscriptions	19,226	18,330	896
Office expense	58,121	69,947	(11,826)
Travel	16,474	11,681	4,793
Other	20,714	39,101	(18,388)
Total General and administrative expenses	$1,050,556	$959,951	$90,605

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

Other Income (Expense)

	Years Ended
	Restated December 31, 2011	December 31, 2010
Interest expense	$(422,738)	$(253,514)
Interest income	834	- - - -
Gain on sale of subsidiary	- - - -	320,770
Gain on derivative liability fair value adjustment	89,108	- - - -
Other income	1,560	38,083
Total other income (expense)	$(331,236)	$105,339

Other income (expense) went from $105,339 for the year ended December 31, 2010 to $(331,236) for the year ended December 31, 2011 for a change of $(436,575) or (415)%. This change is primarily due to an increase in interest expense of $169,224, which is partially offset by the $89,108 gain on derivative liability fair value adjustment for 2011 that did not occur in 2010.  Also there was a $320,770 gain on the sale of subsidiary in 2010 that did not occur in 2011.

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

Working Capital as of December 31, 2011 and December 31, 2010

We had a working capital deficit of $1,399,631 as of December 31, 2011. Our current assets were $213,840, which consisted of $97,983 in cash, $109,470 in inventory, $6,244 in prepaid expenses and $143 in accounts receivable. Our total assets were $1,036,562, which included $420,089 in property and equipment (net), and $402,631 in other assets. Our current liabilities were $1,613,471, including $293,906 in accounts payable and accrued expenses, $845,997 due to related parties, and $200,629 in the current portion of notes payable, and a $116,409 derivative liability. Our long-term liabilities were $2,941,760. Our total stockholders’ deficit at December 31, 2011, was $3,518,669.

Working capital deficit increased by $112,758 as of December 31, 2011, as compared to December 31, 2010 primarily due to the addition of a derivative liability of $116,409 as of December 31, 2011.  This addition is most of the overall change in working capital from 2010 to 2011.

Cash Flows from Operating Activities

Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our net cash used in operating activities decreased by $304,918 as of December 31, 2011, as compared to December 31, 2010 primarily due to the overall $290,203 change from having net income in 2010 to having a net loss in 2011.  Most of the net loss, as discussed earlier, was due to the $320,770 gain on sale of a subsidiary and the $175,311 accretion of convertible debt discounts.

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

New Accounting Standards

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Share Owners’ Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income.  The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP.  For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments are effective for our first quarter 2012 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. The impact of adopting these amendments is expected to be immaterial to the financial statements.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1.  Financial Statements

Report of Independent Registered Public Accounting Firm	9

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	10

Consolidated Statements of Operations for the two years ended December 31, 2011	11

Consolidated Statements of Stockholders’ Deficit for the two years ended December 31, 2011	12

Consolidated Statements of Cash Flows for the two years ended December 31, 2011	13

Notes to Consolidated Financial Statements	14

(a) 2.  Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3. Exhibits	37

The exhibits listed in the accompanying Exhibit Index (following the Signatures section of this Annual Report on Form 10-K/A) are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

The exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K/A contain agreements to which Green Endeavors, Inc. is a party. These agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Green Endeavors, Inc. or the other parties to the agreements. Certain of the agreements contain representations and warranties by each of the parties to the applicable agreement, and any such representations and warranties have been made solely for the benefit of the other parties to the applicable agreement as of specified dates, may apply materiality standards that are different than those applied by investors, and may be subject to important qualifications and limitations that are not necessarily reflected in the agreement. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon as statements of factual information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Green Endeavors, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Green Endeavors, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 14 to the financial statements, the Company discovered that it incorrectly applied accounting principles relating to the treatment of convertible debt resulting in material overstatements of previously reported derivative liabilities and additional paid-in capital, and also resulting in material understatements of interest expense and gain on derivative liability fair value adjustment as of and for the year ended December 31, 2011. Accordingly, the financial statements have been restated to correct the error.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
April 12, 2012 and December 17, 2012 with respect to Note 14 to the financial statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	Restated
	December 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash	$97,983	$67,593
Accounts receivable	143	941
Inventory	109,470	107,365
Prepaid expenses	6,244	3,317
Note receivable	- - - -	- - - -
Total current assets	213,840	179,216

Property, plant and equipment, net of accumulated depreciation of $342,922 and $248,939 respectively	420,093	493,205
Other assets	402,629	408,614
Total Assets	$1,036,562	$1,081,035

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$293,906	$200,327
Deferred revenue	57,823	48,525
Due to related parties	845,997	893,405
Derivative liability	116,409	- - - -
Current portion of notes payable related party	- - - -	125,584
Current portion of notes payable	200,629	198,248
Convertible notes payable, net of debt discount of $41,793 and $0, respectively	98,707	- - - -

Total current liabilities	1,613,471	1,466,089

Long-Term Liabilities:
Notes payable related party	105,000	105,000
Notes payable	72,128	102,056
Convertible debentures, net of debt discount of $95,168 and $110,193, respectively	2,764,632	2,749,607
Total long-term liabilities	2,941,760	2,956,663

Stockholders’ Deficit:
Convertible super voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at December 31, 2011 and 2010; respectively, no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value 2,000,000 shares authorized, 630,732 and 610,332 shares issued and outstanding at December 31, 2011and 2010, respectively	631	610
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	- - - -	- - - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 570,886,764 and 430,149,464 shares issued and outstanding at December 31, 2011 and 2010, respectively	570,887	430,150
Additional paid-in capital	(1,735,952)	(1,694,506)
Accumulated deficit	(2,360,085)	(2,083,821)

Total stockholders’ deficit	(3,518,669)	(3,341,717)
Total Liabilities and Stockholders’ Deficit	$1,036,562	$1,081,035

The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	Restated
	December 31, 2011	December 31, 2010
Revenue:
Services, net of discounts	$2,130,184	$1,668,424
Product, net of discounts	683,842	582,574
Total revenue	2,814,026	2,250,998

Costs and Expenses:
Cost of services	1,186,726	994,765
Cost of product	427,789	310,640
Depreciation	93,983	77,042
General and administrative	1,050,556	959,951
Total costs and expenses	2,759,054	2,342,398

Income (loss) from operations	54,972	(91,400)

Other income (expense):
Interest expense	(422,738)	(253,514)
Interest income	834	- - - -
Gain on sale of subsidiary	- - - -	320,770
Gain on derivative liability fair value adjustment	89,108	- - - -
Other income	1,560	38,083
Total other income (expense)	(331,236)	105,339

Net income (loss)	$(276,264)	$13,939

Basic and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average common shares outstanding – basic and diluted	459,868,549	381,748,573
The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
December 31, 2009 through December 31, 2011

	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-	Retained Earnings	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit)	Interest	Deficit
Balance, December 31, 2009	6,500,000	$6,500	183,800	$183	321,395,650	$321,396	$(1,778,595)	$(2,100,450)	$2,690	$(3,548,277)
Series B preferred shares issued in settlement agreement issued	- - - -	- - - -	10,000	10	- - - -	- - - -	(6,010)	- - - -	- - - -	(6,000)
Series B preferred shares issued to repurchase Super voting preferred stock issued	(650,000)	(650)	52,000	52	- - - -	- - - -	598	- - - -	- - - -	- - - -
Write-off of related party receivables	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	(702,572)	- - - -	- - - -	(702,572)
Acquisition of remaining 1% ownership of Landis Salons, Inc.	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	2,690	(2,690)	- - - -
Conversion of series B preferred shares	- - - -	- - - -	(54,200)	(54)	108,753,814	108,754	(108,700)	- - - -	- - - -	- - - -
Series B preferred shares sold for cash between $1.50 and $2.50 per share	- - - -	- - - -	337,732	338	- - - -	- - - -	510,662	- - - -	- - - -	511,000
Series B preferred shares issued pursuant to employment agreement with related party issued	- - - -	- - - -	25,000	25	- - - -	- - - -	124,975	- - - -	- - - -	125,000
Series B preferred shares issued as collateral pursuant to the facility lease agreement for Landis II issued	- - - -	- - - -	50,000	50	- - - -	- - - -	249,950	- - - -	- - - -	250,000
Amortization of debt discount on convertible debenture	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	(14,808)	- - - -	- - - -	(14,808)
Series B preferred shares issued for key employees issued	- - - -	- - - -	6,000	6	- - - -	- - - -	29,994	- - - -	- - - -	30,000
Net income for year ended December 31, 2010	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	13,939	- - - -	13,939
Balance, December 31, 2010	5,850,000	5,850	610,332	610	430,149,464	430,150	(1,694,506)	(2,083,821)	- - - -	(3,341,717)
Write-off of related party receivables	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	(1,588)	- - - -	- - - -	(1,588)
Conversion of series B preferred shares	- - - -	- - - -	(20,266)	(20)	44,414,417	44,414	(44,394)	- - - -	- - - -	- - - -
Common stock options granted for services	- - - -	- - - -	- - - -	- - - -			25,364	- - - -	- - - -	25,364
Exercise of common stock options granted	- - - -	- - - -	- - - -	- - - -	60,000,000	60,000	(60,000)	- - - -	- - - -	- - - -
Conversion of convertible note payable to common shares (restated)	- - - -	- - - -	- - - -	- - - -	36,322,883	36,323	(23,701)	- - - -	- - - -	12,622
Series B preferred shares sold for cash at $1.50 per share	- - - -	- - - -	40,666	41	- - - -	- - - -	64,959	- - - -	- - - -	65,000
Adjustment of additional paid-in capital due to restatement (restated)	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	(2,086)	- - - -	- - - -	(2,086)
Net income for year ended December 31, 2011 (restated)	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	(276,264)	- - - -	(276,264)
Balance, December 31, 2011 (restated)	5,850,000	$5,850	630,732	$631	570,886,764	$570,887	$(1,735,952)	$(2,3600,085)	$ - - - -	$(3,518,669)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	Restated December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(276,264)	$13,939
Adjustments to reconcile net loss attributable to controlling interest to net cash provided by (used in) operating activities:
Depreciation	93,983	77,042
Gain on sale of subsidiary	- - - -	(320,770)
Gain on derivative liability fair value adjustment	(89,108)	- - - -
Debt discount amortization and initial recording	175,311	- - - -
Write-down of related party receivables	(1,588)	(40,349)
Stock based compensation	25,364	30,000
Changes in operating assets and liabilities:
Accounts receivable	799	- - - -
Due from related parties	(47,408)	(643,962)
Inventories	(2,105)	(14,331)
Prepaid expenses	(2,927)	(3,317)
Other assets	5,983	(190,175)
Accounts payable and accrued expenses	93,579	661,431
Deferred revenue	9,298	19,030
Other long-term liabilities	(525)	90,936
Net cash provided by (used in) operating activities	(15,608)	(320,526)

Cash Flows from Investing Activities:
Purchases of long-term investment	- - - -	(25,085)
Purchases of property, plant, and equipment	(20,871)	(280,085)
Net cash provided by (used in) investing activities	(20,871)	(305,170)

Cash Flows from Financing Activities:
Proceeds from bank loan	- - - -	100,000
Payments made on bank loan	(8,569)	(51,367)
Payments made on notes payable	(18,978)	- - - -
Payments made on related party notes payable	(125,584)	- - - -
Proceeds from issuance of convertible notes payable	155,000	- - - -
Proceeds from issuance of preferred stock	65,000	611,000
Net cash provided by (used in) financing activities	66,869	659,633

Increase in cash	30,390	33,937

Cash at Beginning of Year	67,593	33,656

Cash at end of year	$97,983	$67,593

Supplemental cash flow information:
Cash paid during the year for:
Interest	$5,699		$7,317
Non-cash investing and financing activities:
Issuance of series B preferred shares	$64,959		$369,000
Issuance of common stock options	$25,364	$	- - - -
Derivative liability	$205,308	$	- - - -
Conversion of convertible note payable to common shares	$14,500	$	- - - -
Conversion of B preferred shares	$44,394		$108,700
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

Property, Plant and Equipment

Property, plant, and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years
Leasehold improvement	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years

During the years ending December 31, 2011 and 2010, Green recorded depreciation expense in the amount of $93,983 and $77,042, respectively.

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2011:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$18,992	$11,733	$7,259
Leasehold improvements	443,579	204,377	239,202
Furniture and fixtures	21,504	11,652	9,852
Equipment	205,593	107,431	98,162
Vehicle	48,193	4,590	43,603
Signage	25,154	3,139	22,015
Total	$763,015	$342,922	$420,093

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2010:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$15,859	$4,249	$11,610
Leasehold improvements	438,678	155,993	282,685
Furniture and fixtures	20,473	9,239	11,234
Equipment	194,838	76,463	118,375
Vehicle	48,193	2,295	45,898
Signage	24,103	700	23,403
Total	$742,144	$248,939	$493,205

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

Derivative Liability (restated)

Green follows the guidance in ASC 815-15 “Derivatives and Hedging” to determine if an embedded conversion feature from the issuance of convertible instruments should be classified as a derivative.  ASC 815-15 requires that the conversion feature is bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.

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

Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

•	Expected volatility of Green’s stock;
•	Expected term of stock options;
•	Risk-free interest rate for the period;
•	Expected dividends (if any); and,
•	Expected forfeitures.

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

During the year ended December 31, 2011, Green issued 60,000,000 shares of common stock to three individuals for services calculated at $25,364 using the Black-Scholes option pricing model. See footnotes to the financial statements for additional disclosures regarding the Company’s stock-based compensation.

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

The following is a table of Green’s net operating losses (NOL), related estimated deferred tax assets, and expiration dates of the NOLs:

	Net Operating Income (Loss)	Deferred Tax Asset (Liability)	Expiration Year of NOL

2008	$(1,682,884)	$572,000	2028
2009	(385,160)	131,000	2029
2010	13,939	(4,800)	2030
2011(restated)	(276,264)	90,000	2031
Total (restated)	$(2,330,369)	$788,200

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on Green’s financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on Green’s financial position and results of operations.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on Green’s financial position and results of operations.

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement. The impact of adopting these amendments is expected to be immaterial to the financial statements.

In June 2011, the FASB issued amendments to existing standards for reporting comprehensive income.  Accounting Standards Update (ASU) 2011-05 rescinds the requirement to present a Consolidated Statement of Changes in Share Owners’ Equity and introduces a new statement, the Consolidated Statement of Comprehensive Income.  The new statement begins with net income and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings under GAAP.  For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive income but are excluded from net earnings. The amendments are effective for our first quarter 2012 financial statements.  The amendments affect only the display of those components of equity categorized as other comprehensive income and do not change existing recognition and measurement requirements that determine net earnings.

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

Note 4 – Other Assets

The following table shows other assets as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	21,403	23,684
Certificate of deposit	26,226	25,462
Other	----	4,468
Total other assets	$402,629	$408,614

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

As of December 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

Operating
For the fiscal years:	Leases
2012	$141,528
2013	145,066
2014	148,693
2015	132,415
2016	75,741
Thereafter	301,087
Total lease payments	$944,530

Capital Leases

The following is a summary of the gross amount of assets by class recorded under capital leases as of December 31, 2011 and 2010:

Classes of Property	December 31, 2011		December 31, 2010
Salon equipment	$	- - - -	$50,603

During the year ended December 31, 2011, Green completed its capital lease through a bargain purchase option extended in the lease agreement. The bargain purchase amount was $4,916 which was the entire amount of the security deposit.

Note 6 – Related Party Transactions

The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of December 31, 2011and 2010:

	Related party	Related party	Total	Total
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Principal balance	$2,359,800	$2,359,800	$2,859,800	$2,859,800
Accrued interest	627,106	438,322	699,062	470,278
Total	$2,986,906	$2,798,122	$3,558,862	$3,330,078

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

On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II, Inc. to serve as the location for a new Landis Lifestyle Salon. The shares are held by the landlord of the Marmalade facility to be converted and liquidated in the event of default on the part of Landis II. The shares will be returned to Landis II at on the second anniversary of the lease commencement date provided that all obligations under the lease are current and the shares are reflected as an other non-current asset on Green’s Consolidated Balance Sheet.

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

Note 7 – Notes Payable (Restated as indicated)

A summary of notes payable as of December 31, 2011 and 2010 is as follows:

Creditor	Interest Rate	Due Date	December 31, 2011	December 31, 2010
Asher Enterprises, Inc. (3)	8.00%	01-09-2012	$60,500	$	- - - -
Asher Enterprises, Inc. (4)	8.00%	03-16-2012	32,500		- - - -
Asher Enterprises, Inc. (5)	8.00%	04-25-2012	25,000		- - - -
Asher Enterprises, Inc. (6)	8.00%	09-12-2012	22,500		- - - -
Xing Investment Corp (1)	10.00%	05-12-2008	171,000		171,000
Chase Bank	7.24%	02-13-2015	28,463		37,032
Nexia Holdings, Inc (related party).	- - - -	09-11-2011	- - - -		125,584
Salt Lake City Corporation (2)	3.25%	06-18-2015	73,294		92,272
Wasatch Capital Corp. (related party)	5.00%	11-10-2018	105,000		105,000
Total			518,257		530,888
Less: Current portion of notes payable			(341,129)		(323,832)
Long-term portion of notes payable			$177,128		$207,056

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

(2) On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and personally guaranteed by Richard D. Surber, CEO of Green.

(3) (Restated) On April 5, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $75,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of January 9, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $94,977 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $75,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $19,977 was recorded as interest expense. The debt discount is amortized over the life of the note. For the year ended December 31, 2011, $73,048 of the debt discount was amortized and recorded as interest expense. As of December 31, 2011, the remaining, unamortized debt discount balance was $1,952 and the accrued interest balance on the note was $4,237. Also for the year ended December 31, 2011, $73,555 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note as of December 31, 2011 was $21,422. As of December 31, 2011, $14,500 of the note had been converted to 36,322,884 shares Common Stock (see Note 8).

(4) (Restated) On September 14, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $32,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of March 16, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $41,588 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $32,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $9,088 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the year ended December 31, 2011, $23,551 of the debt discount had been amortized and recorded as interest expense. As of December 31, 2011, the remaining, unamortized debt discount balance was $8,949 and the accrued interest balance on the note was $1,425.  Also for the year ended December 31, 2011, $10,214 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note at December 31, 2011 was $31,374. As of December 31, 2011, none of the convertible note had been converted.

(5) (Restated) On July 19, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $25,000 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of April 25, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 61% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $33,930 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $25,000 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $8,930 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the year ended December 31, 2011, $14,680 of the debt discount had been amortized and recorded as interest expense. As of December 31, 2011, the remaining, unamortized debt discount balance was $10,320 and the accrued interest balance on the note was $904.  Also for the year ended December 31, 2011, $4,010 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note at December 31, 2011 was $29,920. As of December 31, 2011, none of the convertible note had been converted.

(6) (Restated) On December 7, 2011, Green issued an 8% Convertible Promissory Note in the principal face amount of $22,500 to Asher Enterprises Inc., in exchange for a cash payment of the same amount. The note has a due date of September 12, 2012. The note provides for potential conversion into Green’s common stock beginning in six months from issuance with the conversion price set at 56% of the average of the lowest three (3) trading prices for the Common Stock during the ten (10) Trading Day period prior to the date of conversion. The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. Green analyzed the conversion feature for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.  The Company values the embedded derivative using the Black-Scholes pricing model.  Upon issuance of the note, the fair value of $34,813 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded in the amount of $22,500 and the difference between the initial recording of the derivative liability and the debt discount in the amount of $12,313 was recorded as interest expense. The debt discount is amortized over the life of the note.  For the year ended December 31, 2011, $1,929 of the debt discount had been amortized and recorded as interest expense. As of December 31, 2011, the remaining, unamortized debt discount balance was $20,571 and the accrued interest balance on the note was $118.  Also for the year ended December 31, 2011, $1,328 was recorded as a derivative liability adjustment gain on the mark-to-market, fair value measurement.  The derivative liability balance for the note at December 31, 2011 was $33,485. As of December 31, 2011, none of the convertible note had been converted.

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

Note 10 – Stock-Based Compensation

On December 2, 2011, the Board of Directors approved a stock-based compensation program entitled The 2011 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 300,000,000 shares of the Green’s common stock (par $.001) are authorized to be issued or granted to employees (“Employees”) under the Plan.  Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain Employees.

Under the Plan and during the year ended December 31, 2011, the company granted 60,000,000 shares to two employees and one consultant (20,000,000 shares each) for services of which all were exercised by the year ending December 31, 2011.  For the year ended December 31, 2011, stock-based compensation expense was $25,364 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  The weighted average components used for the calculation of these options granted are $.0003 – exercise price, 1 year maturity, 422 volatility, and .12% risk free rate.  Income tax benefits related to the 2011 stock-based compensation expense and recognized in earnings was $0.  As of December 31, 2011, grants unexercised and shares available for future stock-based compensation grants were -0- and 240,000,000 shares, respectively.

The Plan is administered by or under the direction of the Board of Directors (Administrators”).  It is intended to aid the Company in maintaining and developing a management team, attracting qualified officers and Employees capable of assuring the future success of the Company, and rewarding those individuals who have contributed to the success of the Company.  The Plan is also designed to aid the Company in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain employees of the Company, to use their best efforts to promote the success of the Company's business, and to provide them with an opportunity to obtain or increase a proprietary interest in the Company.  The Plan also allows for the Company to issue grants by rewarding those individuals who are not actual employees of the Company, but who management perceives to have contributed to the success of the Company or who are important to the continued business and operations of the Company.

The Company may reserve either authorized, but unissued shares or issued shares reacquired by the Company for Benefits under the Plan.  The term of each Option issued under the Plan is established by the Administrators at the time the Option is granted.  The term of the Option, once it is granted, may be reduced only as provided for in the Plan and under the express written provisions of the Option.  The Stock is considered issued when the participant exercises his or her right to acquire all or a portion of the Stock subject to the Option and delivers the required consideration to the Company. The Options vest and become exercisable at such time or times and on such terms as the Plan Administrators may determine at the time of the grant of the Option.  The options may contain restrictions on the vesting and exercise of the Options as the Plan Administrators may deem advisable.  An Option may not be exercised after the expiration of its term and are non-transferable, except by the laws of descent and distribution.

The Plan Administrators establish and may amend the exercise price payable to the Company for shares to be obtained pursuant to the Option.  The exercise of any Option is contingent on receipt by the Company of the exercise price paid in either cash or check payable to the Company.  If the grant of a Benefit, or exercise of an Option given as a Benefit is subject to withholding or other trust fund payment requirements of the Internal Revenue Code of 1986, as amended (the “Code”), or applicable state or local laws, the Company will initially pay the Optionee’s liability and will be reimbursed by Optionee no later than six months after such liability arises and Optionee hereby agrees to such reimbursement terms.

For further information regarding the Plan, see the Company’s December 12, 2011, Form S-8 filing with the SEC entitled “Securities to be offered to employees in employee benefit plans”.

Note 11 – Subsequent Events

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

On February 27, 2012, Green and Landis Experience Center LLC issued an 11% Convertible Note in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount.  The note has a due date of February 27, 2016.  The note provides for monthly payments in the amount of $1,292.28 of principal and interest.  The note provides for potential conversion of Green’s common stock with the conversion price set at 50% of the bid price on the date of conversion.  The transaction was handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933.

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

Note 12 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. However, Green had a net loss $276,264 for the year ended December 31, 2011 and negative working capital of $1,399,631, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 13 – Derivative Liability (Added as part of these restated financial statements)

As discussed in Note 7 – “Notes Payable”, during 2011, Green issued an aggregate of $155,000 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to September 12, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion.  Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options and also because Asher is not entitled to convert any portion of the convertible notes to the extent that the shares to be issued would cause Asher’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  ASC 815-15 requires that the conversion feature is bifurcated and separately accounted for as an embedded derivative contained in Green’s convertible debt.  The embedded derivative is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $205,308.  $155,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $50,308 was charged to operations as non-cash interest expense. The fair value of $205,308 was recorded as a derivative liability on the balance sheet. The debt discount is amortized over the life of the notes (approximately nine months each). On December 31, 2011, Green marked-to-market the fair value of the debt derivatives and determined an aggregate fair value of $116,408 and recorded an $89,108 gain from change in fair value of debt derivatives for the year ended December 31, 2011. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 335%, (3) risk-free interest rate of 0.02%, (4) expected life of 0.25 to 0.7 of a year, and (5) estimated fair value of Green’s common stock of $0.00006 to $.00025 per share.

Note 14 – Restatement of Form 10-K (Added as part of these restated financial statements)

Subsequent to the filing of Green’s Form 10-K for the year ended December 31, 2011, management discovered an error from the application of an accounting principle that is not allowed by GAAP resulting in a material accounting error thus requiring the restatement of prior filings with the SEC.  As noted above in Note 13 – “Derivative Liability”, Green issued various convertible promissory notes to Asher Enterprises, Inc. (“Asher”) during the year ended December 31, 2011.  According to the guidance provided by ASC 815-15-25, Green failed to bifurcate the convertible debt issued to Asher for these convertible notes issued. Green incorrectly applied an accounting method not allowed by GAAP, which under the guidance of ASC 250, is to be treated as a correction of an error thus requiring the restatement of the prior affected accounting periods as of the first period presented.

The effect on the Company’s previously issued December 31, 2011 financial statements are summarized as follows:

Balance Sheet as of December 31, 2011

		As previously Reported	Adjustment	As Restated
Assets
Current Assets:
Cash		$97,983	$0	$97,983
Accounts receivable		143	0	143
Inventory		109,470	0	109,470
Prepaid expenses		6,244	0	6,244
Total current assets		213,840	0	213,840

Property, plant and equipment, net of accumulated depreciation		420,093	0	420,093
Other assets		402,629	0	402,629
Total Assets		$1,036,562	$0	$1,036,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	(1)	$293,794	$112	$293,906
Deferred revenue		57,823	0	57,823
Due to related parties	(2)	838,274	7,723	845,997
Derivative liability	(3)	2,943,160	(2,826,751)	116,409
Current portion of notes payable		200,629	0	200,629
Convertible notes payable, net of debt discount	(4)	109,894	(11,187)	98,707
Total Current LiabilitiesCurrent portion of notes payable	(5)	4,443,574	(2,830,103)	1,613,471
Long-Term Liabilities:
Notes payable related party	(2)	112,723	(7,723)	105,000
Notes payable		72,128	0	72,128
Convertible debentures, net of debt discount		2,764,632	0	2,764,632
Total long-term liabilities	(2)	2,949,483	(7,723)	2,941,760

Stockholders’ Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at December 31, 2011; no liquidation value		5,850	0	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 630,732 shares issued and outstanding at December 31, 2011		631	0	631
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2011		- - - -	0	- - - -
Common stock, $0.001 par value, 2,500,000,000 shares authorized; 570,886,764 shares issued and outstanding at December 31, 2011		570,887	0	570,887
Additional paid-in capital	(6)	(4,585,663)	2,849,711	(1,735,952)
Accumulated deficit	(7)	(2,348,200)	(11,885)	(2,360,085)
Total stockholders’ deficit	(8)	(6,356,495)	2,837,826	(3,518,669)
Total Liabilities and Stockholders’ Deficit		$1,036,562	$0	$1,036,562

(1) This reflects a minor difference in accrued expenses.

(2) This is a reclass of a related party accrued interest from long-term to current in order to be consistent with the prior year presentation.

(3) This difference removes the derivative liability that was originally recorded and records the derivative liability that is calculated as required under the guidance of ASC 815-15 for the Asher convertible notes as further discussed in Notes 7 and 13.

(4) This is the balance of the Asher convertible notes that is net of the debt discount as discussed in Notes 7 and 13.

(5) This is the change in current liabilities due to the restatement adjustments.

(6) This adjustment is from the correction adjustments referenced in numbers three and four above.

(7) This reflects the effect of recording the adjustments relating to the derivative liability correction and other related adjustments to the income statement.

(8) This is the change in total stockholders’ deficit due to the restatement adjustments.

Statement of Operations for the Year Ended December 31, 2011:

		As Previously Reported	Adjustments	As Restated
Revenue:
Services, net of discounts		$2,130,184	$0	$2,130,184
Product, net of discounts		683,842	0	683,842
Total revenue		2,814,026	0	2,814,026

Costs and expenses:
Cost of services		1,186,726	0	1,186,726
Cost of product		427,789	0	427,789
Depreciation		93,983	0	93,983
General and administrative		1,050,556	0	1,050,556
Total costs and expenses		2,759,054	0	2,759,054

Income (loss) from operations		54,972	0	54,972

Other income (expense):
Interest expense	(1)	(321,745)	(100,993)	(422,738)
Interest income		834	0	834
Gain (loss) on derivative liability fair value adjustment	(2)	- - - -	89,108	89,108
Other income (expense)		1,560	0	1,560
Total other income (expense)	(3)	(319,351)	(11,885)	(331,236)

Net loss	(4)	$(264,379)	$(11,885)	$(276,264)

Net loss per common share – basic and diluted		$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted		459,868,549		459,868,549

(1) This adjustment is a result of the correction of the initial recording of the Asher convertible notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $104,512 to $155,000.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount, which is charged to interest expense.  The debt discount accretion is being recorded as interest expense.  The other primary contributor to this change is the $50,308 of the initial recording of the difference of the debt discount and the derivative liability that is also initially recorded as interest expense.

(2) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 13. The unrealized change in fair value is recorded as a component of the income statement as indicated.

(3) This amount is simply the summation of the changes in other income (expense) for the period due to the restatements.

(4) This amount is simply the summation of the change in the net loss for the period due to the restatements.

Statement of Cash Flows for the Year Ended December 31, 2011:

		As Previously Reported	Adjustments	As Restated

Cash Flows from Operating Activities:
Net loss	(1)	$(264,379)	$(11,885)	$(276,264)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation		93,983	0	93,983
Accretion of convertible debt discounts	(2)	73,905	101,406	175,311
Write-down of related party receivables		(1,588)	0	(1,588)
Gain on derivative liability fair value adjustment	(3)	- - - -	(89,108)	(89,108)
Stock based compensation		25,364	0	25,364
Changes in operating assets and liabilities:
Accounts receivable		799		799
Due from related parties	(4)	(55,131)	7,723	(47,408)
Inventories		(2,105)	0	(2,105)
Prepaid expenses		(2,927)	0	(2,927)
Other assets		5,983	0	5,983
Accounts payable and accrued expenses	(4)	93,467	112	93,579
Deferred revenue		9,298	0	9,298
Other long-term liabilities	(4)	7,723	(8,248)	(525)
Net cash provided by (used in) operating activities		(15,608)	0	(15,608)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment		(20,871)	0	(20,871)
Net cash provided by (used in) investing activities		(20,871)	0	(20,871)

Cash Flows from Financing Activities:
Payments made on bank loan		(8,569)	0	(8,569)
Payments made on notes payable		(18,978)	0	(18,978)
Payments made on related party notes payable		(125,584)	0	(125,584)
Proceeds from issuance of convertible notes payable		155,000	0	155,000
Proceeds from issuance of preferred stock		65,000	0	65,000
Net cash provided by (used in) financing activities		66,869	0	66,869

Increase in cash		30,390	0	30,390

Cash at Beginning of Year		67,593	0	67,593

Cash at end of year		$97,983	$0	$97,983
Supplemental cash flow information:
Cash paid during the period for:
Interest		$5,955	$0	$5,955
Non-cash investing and financing activities:
Issuance of series B preferred shares	(5)	$5,955	$59,004	$64,959
Issuance of common stock options		$25,364	$0	$25,364
Derivative liability	(6)	$2,943,160	$(2,737,852)	$205,308
Conversion of convertible note payable to common shares		$(14,500)	$0	$(14,500)
Conversion of series B preferred shares		$44,394	$0	$44,394

(1) This amount is simply the summation of the change in the net loss for the period due to the restatements.

(2) This adjustment is a result of the correction of the initial recording of the Asher convertible notes. As per the application of ASC 815-15, Green did not bifurcate the issuance of these convertible instruments.  Upon doing so, the correction of the debt discounts recorded at inception of the issuance of the convertible instruments went from $104,512 to $155,000.  Accordingly, it follows that the accretion of the higher debt discount amounts would result in an increased amount, which is charged to interest expense.  The debt discount accretion is being recorded as interest expense.  The other primary contributor to this change is the $50,308 of the initial recording of the difference of the debt discount and the derivative liability that is also initially recorded as interest expense.  These are non-cash reconciling entries.

(3) This adjustment is a result of the derivative liability mark-to-market that is made each measurement period as required under the guidance of ASC 815-15 for the Asher and Nexia convertible debt as discussed in Note 13. The unrealized change in fair value is recorded as a component of the income statement as indicated. These are non-cash reconciling entries.

(4) This is a reclass of a related party accrued interest from long-term to current in order to be consistent with the prior year presentation as well as a minor adjustment in accrued interest expense.

(5) This is simply a correction of a typographical error.

(6) This difference removes the derivative liability that was originally recorded and records the derivative liability that is calculated as required under the guidance of ASC 815-15 for the Asher convertible notes as further discussed in Notes 7 and 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Endeavors, Inc.
/s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, and Director
Dated: December 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard D. Surber	December 18, 2012
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