Form 10-Q
period 2012-03-31
Green Endeavors, Inc.
filed 2013-01-30
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                                         Accelerated filer   ☐                                 Non-accelerated filer  ☐                                           Smaller reporting company   ☒
                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On January 24, 2013, approximately 4,453,039,148 shares of the registrant’s common stock, $0.001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets:
	March 31, 2012 and December 31, 2011	1

	Condensed Consolidated Statements of Operations:
	Three Months Ended March 31, 2012 and 2011	2

	Condensed Consolidated Statements of Cash Flows:
	Three months Ended March 31, 2012 and 2011	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	30

Item 4.	[Reserved]	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signatures	33

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash	$150,968	$97,983
Accounts receivable	6,171	143
Inventory	107,316	109,470
Prepaid expenses	530	6,244
Total current assets	264,985	213,840

Property, plant and equipment, net of accumulated depreciation of $366,550 and $342,922 respectively	397,751	420,093
Other assets	408,245	402,629
Total Assets	$1,070,981	$1,036,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$429,258	$293,906
Deferred revenue	50,338	57,823
Due to related parties	828,270	845,997
Derivative liability	208,147	116,409
Current portion of notes payable	210,435	200,629
Convertible notes payable, net of debt discount of $49,117 and $41,793, respectively	98,883	98,707
Total current liabilities	1,825,331	1,613,471

Long-Term Liabilities:
Notes payable related party	105,000	105,000
Notes payable	104,989	72,128
Convertible debentures related party, net of debt discount of $76,176 and $79,307, respectively	2,283,624	2,280,493
Convertible debentures, net of debt discount of $15,235 and $15,861, respectively	484,765	484,139
Total long-term liabilities	2,978,378	2,941,760
Total Liabilities	4,803,709	4,555,231

Stockholders’ Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 5,850,000 and 5,850,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively; no liquidation value	5,850	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 618,544 and 630,732 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	618	631
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 and 2,500,000,000 shares authorized; 1,009,754,976 and 570,886,764 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,009,755	570,887
Additional paid-in capital	(2,079,697)	(1,735,952)
Accumulated deficit	(2,669,254)	(2,360,085)
Total stockholders’ deficit	(3,732,728)	(3,518,669)
Total Liabilities and Stockholders’ Deficit	$1,070,981	$1,036,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue:
Services, net of discounts	$553,367	$495,576
Product, net of discounts	180,657	166,507
Total revenue	734,024	662,083

Costs and Expenses:
Cost of services	316,234	279,303
Cost of product	105,909	68,916
Depreciation	23,605	25,158
General and administrative	368,094	255,518
Total costs and expenses	813,842	628,895

Income (loss) from operations	(79,818)	33,188

Other income (expenses), net:
Interest income	204	-
Interest expense	(76,275)	(13,831)
Interest expense, related parties	(48,380)	(46,549)
Loss on default of convertible notes payable	(79,304)	-
Loss on derivative fair value adjustment	(27,747)	-
Other income (expense)	2,152	(4,155)
Total other expenses	(229,350)	(64,535)

Net loss	$(309,168)	$(31,347)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	724,227,427	442,157,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(309,168)	$(31,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23,605	25,158
Debt discount amortization	60,424	-
Stock-based compensation	38,174	-
Loss contingency	79,304	-
Loss on derivative liability fair value adjustment	27,747	-
Changes in operating assets and liabilities:
Accounts receivable	(6,028)	-
Inventory	2,154	(28,450)
Prepaid expenses	5,714	995
Other assets	(5,596)	5,131
Accounts payable and accrued expenses	62,048	112,183
Accounts payable and accrued expenses - related parties	(17,727)	(815)
Deferred revenue	(7,485)	141
Net cash provided by (used in) operating activities	(46,834)	82,996

Cash Flows from Investing Activities:
Purchases of property, plant & equipment	(1,286)	(3,620)
Net cash used in investing activities	(1,286)	(3,620)

Cash Flows from Financing Activities:
Payments made on notes payable	(7,333)	(6,701)
Payments made on notes payable - related party	-	(125,585)
Proceeds from issuance of notes payable	50,000	-
Proceeds from issuance of convertible notes payable	42,500	-
Proceeds from exercising of stock options	15,938	-
Proceeds from issuance of preferred stock	-	50,000
Net cash provided by (used in) financing activities	101,105	(82,286)

Increase (decrease) in cash	52,985	(2,910)

Cash at beginning of period	97,983	67,593

Cash at end of period	$150,968	$64,683

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,462	$1,420
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$35,000	$-
Increase of derivative liability	$42,500	$-
Conversion of series B preferred shares to common stock	$153,881	$-
Cashless exercise of stock options	$95,999	$-

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 1 – Organization and Basis of Financial Statement Presentation

Business Description

Green Endeavors, Inc., (“Green”) owns and operates two hair salons carrying the Aveda™ product line through its wholly-owned subsidiaries Landis Salons, Inc. (“Landis”) and Landis Salons II, Inc. (“Landis II”) in Salt Lake City, Utah. Green also owns and operates Landis Experience Center LLC (“LEC”), an Aveda retail store in Salt Lake City, Utah.

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc.  During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah.  Green has four classes of stock as follows: common with 10,000,000,000 shares authorized; preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible supervoting preferred with 10,000,000 shares authorized. Green is quoted on the Pink Sheets as an OTCQB issuer under the symbol GRNE.

Green is a more than 50% controlled subsidiary of Nexia Holdings, Inc (“Nexia”).  Nexia is quoted on the Pink Sheets under the symbol NXHD and is not currently a reporting company.

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

Landis Experience Center, LLC, a Utah limited liability company, was organized on January 23, 2012 for the purpose of operating an Aveda retail store in the City Creek Mall in Salt Lake City, Utah.  LEC opened its doors August 16, 2012.

Basis of Financial Statement Presentation

The condensed consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are either wholly-owned or majority-owned by Green.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These condensed consolidated financial statements are unaudited.  They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 1 – Organization and Basis of Financial Statement Presentation (Continued)

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2012 and December 31, 2011, Green had no cash equivalents.

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

During the three months ending March 31, 2012 and 2011, Green recorded depreciation expense in the amount of $23,605 and $25,158, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The following is a summary of Green’s Property, plant, and equipment by major category as of March 31, 2012:
	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$18,992	$12,941	$6,051
Leasehold improvements	443,579	216,965	226,614
Furniture and fixtures	21,504	13,274	8,230
Equipment	206,879	114,375	92,504
Vehicle	48,193	5,165	43,028
Signage	25,154	3,830	21,324
Total	$764,301	$366,550	$397,751
The following is a summary of Green’s Property, plant and equipment by major category as of December 31, 2011:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$18,992	$11,733	$7,259
Leasehold improvements	443,579	204,377	239,202
Furniture and fixtures	21,504	11,652	9,852
Equipment	205,593	107,431	98,162
Vehicle	48,193	4,590	43,603
Signage	25,154	3,139	22,015
Total	$763,015	$342,922	$420,093

Series B Preferred Stock

The Series B preferred stock voting (one vote per share), convertible preferred. Each share of Green’s Series B Preferred Stock is convertible into $5.00 worth of common stock. The number of common shares received is based on the average market price for the five days before conversion notice date by the shareholder. Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion. The Preferred Stock is classified as equity as long as there are sufficient shares available to effect the conversion. In some instances certain contracts may pass the option to receive cash or Common Stock to the shareholder.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

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

During the three months ended March 31, 2012, Green issued 90,000,000 shares of common stock to four individuals for services with a fair value of $38,174, which was calculated using the Black-Scholes option pricing model. See footnote 9 to the financial statements for additional disclosures regarding the Company’s stock-based compensation.

During the year ended December 31, 2011, Green issued 60,000,000 shares of common stock to three individuals for services with a fair value of $25,364, which was calculated using the Black-Scholes option pricing model. See footnote 9 to the financial statements for additional disclosures regarding the Company’s stock-based compensation.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2012, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 10,960,255,108 such potentially dilutive shares excluded as of March 31,
2012.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the March 31, 2012 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of March 31, 2012, inventory amounted to $107,316 and $109,470 as of December 31, 2011.

Note 4 – Other Assets

The following table shows other assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	26,805	21,403
Certificate of deposit	26,420	26,226
Total other assets	$408,225	$402,629

(1)          On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon. These shares were then assigned to the landlord of Landis II as a security deposit with a related value of $250,000.  On September 28, 2012, the landlord returned the shares back to Landis II and terminated the requirements of the Stock Pledge Agreement. The shares have been cancelled and are no longer considered issued and outstanding.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 4 – Other Assets (Continued)

(2)          On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000 and has been recorded as a note receivable.  Landis II then pledged as collateral the trust deed note as a material inducement for Landis II to be able to enter into a lease agreement for the opening of a salon in Salt Lake City. On September 28, 2012, the landlord terminated and canceled the Note Pledge Agreement and released its interest in the trust deed note back to Landis II. As of March 31, 2012 and December 31, 2011, there was $9,036 and $7,724 of accrued interest on the promissory note, respectively.

Note 5 – Derivative Liability

As discussed in Note 7 – “Notes Payable”, during 2011, Green issued an aggregate of $197,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to November 6, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion.  Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $269,507.  Of the total $197,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $72,007 was charged to operations as non-cash interest expense. The fair value of $269,507 was recorded as a derivative liability on the balance sheet.

The debt discount is amortized over the life of the notes (approximately nine months each). On March 31, 2012, Green marked-to-market the fair value of the derivatives and determined an aggregate fair value of $208,147 and recorded a $27,747 loss from change in fair value of derivatives for the three months ended March 31, 2012. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 381%, (3) risk-free interest rate of 0.05%, (4) expected life of 0.45 to 0.7 of a year, and (5) estimated fair value of Green’s common stock of $0.00012 to $.00028 per share.

Note 6 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 6 – Related Party Transactions (Continued)

principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture.  In December 2009, Nexia converted 125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture.

Also, during 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800.  As of March 31, 2012 and December 31, 2011, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount:
	March 31,	December 31,
	2012	2012
Convertible Debenture - Related Party
Principal amount	$2,359,800	$2,359,800
Debt discount, net	76,176	79,307
Convertible debenture, net of debt discount	$2,283,624	$2,280,493

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount, net	15,235	15,861
Convertible debenture, net of debt discount	$484,765	$484,139

Convertible Debenture – Totals
Principal amount	$2,859,800	$2,859,800
Debt discount, net	91,411	95,168
Convertible debenture, net of debt discount	$2,768,389	$2,764,632

The following table summarizes the principal and accrued interest balance of the Convertible Debentures as of March 31, 2012 and December 31, 2011.

	Related party	Related party	Total	Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Principal balance	$2,359,800	$2,359,800	$2,859,800	$2,859,800
Accrued interest	674,173	627,106	756,102	699,062
Total	$3,033,973	$2,986,906	$3,615,902	$3,558,862

As of March 31, 2012 and December 31, 2011, amounts due to related parties are $828,270 and $845,997, respectively. The $828,270 consists of $674,173 of accrued interest from the convertible debenture as shown in the table above and $154,097 from various amounts owed to Nexia and its subsidiaries. The $845,997 consists of $627,106 of accrued interest from the convertible debenture as shown in the table above and $218,891 from various amounts owed to Nexia and its subsidiaries.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 6 – Related Party Transactions (Continued)

On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

Note 7 – Notes Payable

A summary of notes payable as of March 31, 2012 and December 31, 2011 is as follows:

Creditor	Interest Rate	Due Date	March 31, 2012	December 31, 2011
Xing Investment Corp. (1)	10.00%	05-12-2008	$171,000	$171,000
Chase Bank (3)	7.24%	02-13-2015	25,971	28,463
Salt Lake City Corporation (4)	3.25%	06-18-2015	68,453	73,294
William and Nina Wolfson (5)	11%	02-2-2016	50,000	-
Total			315,424	377,757
Less: Current portion			(210,435)	(200,629)
Long-term portion			$104,989	$177,128

A summary of convertible notes payable as of March 31, 2012 and December 31, 2011 is as follows:

Creditor	Interest Rate	Due Date	March 31, 2012	December 31, 2011
Asher Enterprises, Inc. (2)*..	22.00%	01-09-2012	$25,500	$60,500
Asher Enterprises, Inc. (2)*..	22.00%	03-16-2012	32,500	32,500
Asher Enterprises, Inc. (2)*..	8.00%	04-25-2012	25,000	25,000
Asher Enterprises, Inc. (2)*..	8.00%	09-12-2012	22,500	22,500
Asher Enterprises, Inc. (2)*..	8.00%	09-12-2012	42,500	-
Debt discount - convertible notes, net (2)*..			(49,117)	(41,793)
Total, net			98,883	98,707
Less: Current portion			(98,883)	(98,707)
Long-term portion			$0	$0
* For all Asher notes payable, the interest rate increases to 22% after maturity date.

A summary of the related party note payable as of March 31, 2012 and December 31, 2011 is as follows:

Creditor	Interest Rate	Due Date	March 31, 2012	December 31, 2011
Wasatch Capital Corp. (related party) (6)	5.00%	11-10-2018	$105,000	$105,000
Total			105,000	105,000
Less: Current portion			-	-
Long-term portion			$105,000	$105,000

(1) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of March 31, 2012 and December 31, 2011, accrued interest reported in accounts payable and accrued expenses was $34,200.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 7 – Notes Payable (Continued)

(2) During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012.  The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum.  At the holder’s option, the notes can be convertible into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Upon maturity of a given note, the interest rate increases to 22%.  As of March 31, 2012 $49,500 of the first note had been converted into 231,311,095 shares of common stock.  As of March 31, 2012, the notes are considered in default. Accordingly, a loss contingency of $79,304 has been recorded, which is calculated by multiplying the March 31, 2012 principal balance on the notes of $148,000 plus $10,608 in accrued interest ($158,608 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of March 31, 2012 $237,912. The Company is working on a cure for the default.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

(3) On January 6, 2010, Landis Salons, Inc. received a loan in the amount of $51,930 from Chase Bank for the financing of a Company truck. The loan has a maturity date of February 13, 2015 and bears interest at the rate of 7.24% per annum. Principal and interest payments of $899 are made monthly over a five year term commencing February 2010. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan, Richard Surber has personally guaranteed the loan.

(4) On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green.

(5) On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note.

(6) On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 8 – Stockholders’ Deficit

Preferred Stock

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

During the three months ended March 31, 2012, the Board of Directors approved the conversions of 12,188 shares of Series B Preferred shares into 153,880,000 shares of Common Stock. The shares were converted at prices per share of $.0003 to $.0005 based on the conversion provisions for the Series B Preferred Stock designation.

As of March 31, 2012 and December 31, 2011, Green had 5,850,000 shares of Supervoting Preferred stock issued and outstanding and 618,544 and 630,732 shares of convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

During the three months ended March 31, 2012, the Board of Directors approved the conversions $35,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 194,988,212,188 shares of Common Stock. The shares were converted at prices per share of $.00012 to $.00023 based on the conversion provisions of the convertible notes.

On March 29, 2012, the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock from 2,500,000,000 to 10,000,000,000.  This action was taken after notice to the shareholders and having consent from a majority of the voting rights.  The par value per share is $0.001. As of March 31, 2012, Green had 1,009,754,976 shares of Common stock outstanding.

During the three months ended March 31, 2012, the Board of Directors approved the conversions of 12,188 shares of Series B Preferred shares into 153,880,000 shares of Common Stock. The shares were converted at prices per share of $.0003 to $.0005 based on the conversion provisions for the Series B Preferred Stock designation.

During the three months ended March 31, 2012, 90,000,000 shares of common stock were issued to employees pursuant to the exercise of their stock options.

Note 9 – Stock-Based Compensation

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 9 – Stock-Based Compensation (Continued)

Under the Plan and during the year ended December 31, 2011, the company granted 60,000,000 stock options to three employees (20,000,000 options each) for services of which all were exercised by the year ended December 31, 2011.  For the year ended December 31, 2011, stock-based compensation expense was $25,364 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  The weighted average components used for the calculation of the fair value for the options granted were:  $.0003 – exercise price, one year term, 422% volatility, and a .12% risk free rate. The income tax benefit related to the 2011 stock-based compensation expense was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at December 31, 2011, was $0. As of December 31, 2011, grants unexercised and shares available for future stock-based compensation grants were -0- and 240,000,000 shares, respectively.

Under the Plan and during the three months ended March 31, 2012, the company granted 90,000,000 stock options to four employees for services of which all were exercised during the three months ended March 31, 2012. For the three months ended March 31, 2012, stock-based compensation expense was $38,174 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  The weighted average components used for the calculation of the fair value for the options granted were:  $.0004 – exercise price, one year term, 502% volatility, and a .18% risk free rate. The income tax benefit related to the stock-based compensation expense during the period was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at March 31, 2012, was $0. As of March 31, 2012, grants unexercised and shares available for future stock-based compensation grants were -0- and 150,000,000 shares, respectively.

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. Green had a $309,168 net loss for the three months ended March 31, 2012 and negative working capital of $1,560,346, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 11 – Subsequent Events

On April 4, 2012, Green issued 56,000,000 in S-8 stock options to two employees for services.  The stock options were exercised on the same day of issuance.

During the period from April 17, 2012 through September 10, 2012, Asher Enterprises, Inc. gave conversion notices to Green totaling $58,000 as per the provisions of the convertible notes they hold.  The Board of Directors approved the notices of which the $58,000 converted into 541,304,348 shares of Common Stock at per shares prices of $.00006 to $.00023 based on the conversion provisions of the convertible notes.

On April 23, 2012, Landis Salons, Inc. entered into an equipment lease agreement in the amount of $53,230. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 11 – Subsequent Events (Continued)

On April 27, 2012, the Company authorized the issuance of 4,150,000 shares of Supervoting Preferred Stock to Nexia Holdings Inc. (related party) in exchange for $85,000 in debt conversion owed to Nexia. The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company. The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 22, 2012, the Company received a notice of Default from Asher Enterprises Inc. (“Asher”) based upon the failure of the Company to have remained in full compliance with its reporting requirements of the Exchange Act due to the late filing of its first quarter 10-Q.  The demand is for payment of all principal, interest, and penalties due under the five notes between the Company and Asher.  The notice of default demands a payment of $296,250 as of May 22, 2012.  On March 31, 2012, as a result of the default notice, the Company recorded a contingency loss of $79,304, which is calculated by multiplying the March 31, 2012 principal balance on the notes of $148,000 plus $10,608 in accrued interest ($158,608 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of March 31, 2012 $237,912. The Company is working on a cure for the default.

On May 23, 2012, Nexia Holdings Inc., converted $400,000 of debt into 2,105,263,158 shares of common stock.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 24, 2012.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 25, 2012, the Company entered into a Security Agreement with Richard Surber, CEO of the Company.  The agreement provides that Mr. Surber is secured by the assets of the company, including the ownership of shares in the subsidiaries of the Company, to secure the debts and obligations of the Company owed to Mr. Surber and to compensate him for serving as a guarantor of numerous debts and obligations of the Company to third parties. The total amount of the potential exposure created through the guaranties and the obligations owed by the Company and its parent Nexia Holdings, Inc. to Mr. Surber is estimated at this time to exceed $1.7 million.

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to March 31, 2012, Mr. Surber is continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

During the period from June 5, 2012 through October 19, 2012, investors converted 21,066 shares of Convertible Preferred Stock into 698,466,666 shares of Common Stock at per share prices ranging from $.0001 to $.0002 based on the conversion provisions for the Series B Preferred Stock designation.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

Note 11 – Subsequent Events (Continued)

On August 15, 2012 Green Endeavors Inc. (the “Company”) entered into an Investment Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the

Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement.  The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company paid to Southridge a $75,000 document preparation fee for preparation of the agreements referred to herein in the form of a promissory note.

On August 16, 2012, a wholly owned subsidiary of Green, Landis Experience Center, LLC, opened its doors for business at its Aveda retail store in the City Creek Mall in Salt Lake City, Utah.

On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012, The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber , President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan.

Green received a Reset Notice from Southridge Partners II LP on September 7, 2012 wherein, per the terms of reset provision of the August 10, 2012 Securities Transfer Agreement, Green is obligated to issue 42,250,000 shares to Southridge.  The Board of Directors approved the Reset Notice for issuance of the 42,250,000 shares on September 13, 2012.

On September 28, 2012, Landis II entered into a Release and Termination of Stock Pledge Agreement wherein it was agreed that the 50,000 shares of restricted Series B Preferred stock that was pledged as collateral pursuant to the July 16, 2010 Stock Pledge Agreement between Landis II and its landlord be returned and the pledge agreement be terminated. The shares have been cancelled and are no longer considered issued and outstanding.

On September 28, 2012, Landis II entered into a Release and Termination of Note Pledge Agreement where in it was agreed that the trust deed that was pledged as collateral pursuant to the July 10, 2010 Note Pledge Agreement between Landis II and its landlord be returned to Landis II.

On November 5, 2012 Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries.  The total amount of these credit obligations fluctuate from day to day and are not for any set amount, but the potential liability could exceed the amount of $150,000. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $144,423.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K/A for the fiscal year ended December 31, 2011 and Form 10-Q for the quarter ended March 31, 2011. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of March 31, 2012, we run two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center in the newly developed City Creek Mall in Salt lake City, Utah.

Aveda Lifestyle Salons can be distinguished from Aveda Concept Salons in that Aveda Lifestyle Salons are required to carry all of Aveda’s products and must meet a higher threshold for product sales than Aveda Concept Salons. An Aveda Lifestyle Salon is the highest level within the Aveda hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.

Salon operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy, which educates and prepares future staff about the culture, services, and products provided by the salon. The design of the salons is intended to look modern and feel comfortable, appealing to both genders, and all age groups.

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

Results of Operations

Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda™ line of products. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three months ended March 31, 2012 and 2011.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. Revenues were $734,024 for the three months ended March 31, 2012 compared to $662,083 for the three months ended March 31, 2011, an increase of $71,941 or 10.9%.

The percentage increase in revenues for the three months ended March 31, 2012 compared to the same period in 2011, were driven by the following factors:

	Three Months Ended
	March 31 2012	March 31, 2011
Same-store	10.9%	3.1%
New salon	0%	34.7%
Closed salon	0%	(7.5)%
Total	10.9%	30.3%

All of the 10.9% increase is from the same-store increase in sales category is primarily driven by sales growth of both salons, Landis Salons and Landis Salons II, of approximately 7.5% and 17.3%, respectively.  While sales volume is smaller for Landis Salons II as compared to Landis Salons, it is a newer salon and is experiencing higher growth and thus showing the larger comparative percentage.

Three months ended March 31, 2012 and 2011

The following table shows the increase in revenues for the three months ended March 31, 2012 compared to March 31, 2011 between services and product.

	Three Months Ended
	March 31 2012	March 31, 2011	Change
Services	$553,367	$495,576	$57,791
Product	180,657	166,507	14,150
Total revenue	$734,024	$662,083	$71,941

The overall sales increase from both salons, Landis Salons and Landis Salons II, was approximately $42,110 and 29,831, respectively.  While sales volume is smaller for Landis Salons II as compared to Landis Salons, it is a newer salon and is experiencing higher growth than Landis Salons.

Costs of Revenue

Three months ended March 31, 2012 and 2011

Costs of product and service revenue for the three months ended March 31, 2012, increased to $422,143 as compared to $348,219 for the three months ended March 31, 2011, an increase of 21.2%. This increase over the comparable quarterly periods is primarily attributable to an increased number of salon service providers and product sales.

Cost of services for the three months ended March 31, 2012, increased to $316,234 as compared to $279,303 for the three months ended March 31, 2011. Cost of product for the three months ended March 31, 2012, increased to $105,909 as compared to $68,916 for the three months ended March 31, 2011. The cost of product as a percentage of product revenues changed from 41.4% for the three months ended March 31, 2011 to 58.6% for the three months ended March 31, 2012.  The main reason for this change is that is that a substantial portion of the Company’s product line is purchased from Aveda and Aveda had significant price increases in January 2012.  The Company has not proportionately increased its overall prices to customers thus causing most of the significant change for the comparative quarters.

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended
	March 31 2012	March 31, 2011
Services	57.3%	56.4%
Product	58.6%	41.4%

Operating Expenses

Three months ended March 31, 2012 and 2011

The following table shows General and administrative expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31 2012	March 31, 2011	Change
Salaries and wages	$133,897	$81,056	$52,841
Rent	39,791	38,303	1,488
Advertising	16,467	29,331	(12,864)
Credit card merchant fees	17,918	12,883	5,035
Insurance	12,849	10,180	2,669
Utilities and telephone	11,485	11,750	(265)
Professional services	48,322	48,472	(150)
Repairs and maintenance	3,693	3,970	(277)
Dues and subscriptions	5,419	5,101	318
Office expense	17,850	4,395	13,455
Travel	5,627	2,071	3,556
Investor relations and corporate promotion	51,326	500	50,826
Other	3,450	7,506	(4,056)
Total General and administrative expenses	$368,094	$255,518	$112,576

The increase in General and administrative expenses over the comparable quarterly periods is primarily due to increases in salaries and wages and investor relations and corporate promotion. Salaries and wages increased due to additional administrative personnel and staff during the three months ended March 31, 2012 as compared to the same period in 2011.  The Company also had increased cost for a market awareness campaign during the three months ended March 31, 2012.

Depreciation and amortization expense for the three months ended March 31, 2012, decreased to $23,605 from $25,158 for the three months ended March 31, 2011. The decrease is primarily due to an increase in fully depreciated property, plant, and equipment for three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Other Expenses, net

Three months ended March 31, 2012 and 2011

Other expenses, net for the three months ended March 31, 2012, increased to $229,350 from $64,535 for the three months ended March 31, 2011, an increase of $164,815. This increase over the comparable quarterly periods is primarily due to an increase in interest expense associated with additional convertible notes payable and the amortization of debt discount, as well as a $79,304 loss due to the default on convertible notes.

Liquidity and Capital Resources

As of March 3, 2012 and December 31, 2011

We had a working capital deficit of $1,560,346 as of March 31, 2012. Our current assets were $264,985, which consisted of $150,968 in cash, $6,171 in accounts receivable, $107,316 in inventory, and $530 in prepaid expenses. Our total assets were $1,070,981, which included $397,771 in property and equipment (net), and $408,225 in other assets. Our current liabilities were $1,825,331, including $429,258 in accounts payable and accrued expenses, $828,270 in accounts payable and accrued expenses - related parties, $210,435 in the current portion of notes payable, $50,338 in deferred revenue, and a $208,147 derivative liability. Our long-term liabilities were $2,978,378. Our total stockholders’ deficit at March 31, 2012 was $3,732,728.

We had a working capital deficit of $1,399,631 as of December 31, 2011. Our current assets were $213,840, which consisted of $97,983 in cash, $109,470 in inventory, $6,244 in prepaid expenses and $143 in accounts receivable. Our total assets were $1,036,562, which included $420,089 in property and equipment (net), and $402,631 in other assets. Our current liabilities were $1,613,471, including $293,906 in accounts payable and accrued expenses, $845,997 in accounts payable and accrued expenses - related parties, $200,629 in the current portion of notes payable, $57,823 in deferred revenue, and a $116,409 derivative liability. Our long-term liabilities were $2,941,760. Our total stockholders’ deficit at December 31, 2011, was $3,518,669.
.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.

Three months ended March 31, 2012 and 2011

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash used in operating activities for the three months ended March 31, 2012 was $(46,834) as compared to $82,996 provided by operating activities for the three months ended March 31, 2011. This $129,830 change in cash used in operating activities over the comparable periods is primarily due to the $277,821 increase in net loss for the same comparable period, which is partially offset by $205,649 of several significant non-cash items that were present in the current year that were not present in the prior year. A significant contributor to the change was that there was $50,157 less in cash provided by the change in accounts payable and accrued expenses as compared to the prior period.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next 12 months.

Cash Flows from Investing Activities

Three months ended March 3, 2012 and 2011

Cash flow used in investing activities for the three months ended March 31, 2012 was $1,286 as compared to $3,620 for the three months ended March 31, 2011. The decrease in cash flow used in investing activities is due to a decrease in purchases of property and equipment and long-term investments.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Three months ended March 31, 2021 and 2011

Cash flow provided by financing activities for the three months ended March 31, 2012 was $101,105 as compared to ($82,286) that was used by financing activities for the three months ended March 31, 2011. The decrease in cash flow provided by (used in) financing activities was primarily due to the payment of a related party note payable in the three months ended March 31, 2011 that substantially offset the proceeds from financing activity during the three months ended March 31, 2012.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,560,346 as of March 31, 2012. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the Board of Directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 191,000 shares of Series B Preferred stock pursuant to the Plan as of March 31, 2012.

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

We do not intend to pay cash dividends in the foreseeable future.

We have no contractual commitment with any of our officers or directors.

We expect to purchase property or equipment as part of our normal ongoing operations.

Going Concern

Our audit opinion for the year ended December 31, 2011 expressed substantial doubt as to our ability to continue as a going concern as a result of reoccurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4.                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.

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

Based on his evaluation as of March 31, 2012, our CEO / CFO has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2011 and 2010, occurred during the three months ended March 31, 2012

Item 1A. Risk Factors

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

The 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) currently held by Nexia combined with the 2,355,263,158 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 3,355,263,158 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the Board of Directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.  Richard Surber, is CEO of both the Company and Nexia and has voting control of the Company through his control of Nexia.

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

We believe that the economic downturn slightly affected our financial results for the fiscal years ended December 31, 2011 and 2010, with a small increase in sales from each of the previous years. However, we continue to have sales in the first quarter of 2012 increase from the comparable months of 2011. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

On January 24, 2012, the Board of Directors approved the conversion of $6,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 27,272,727 shares of Common Stock. The shares were converted at $0.00019 per share which was the conversion price provided for by the terms of the note.

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

On February 29, 2012, the Board of Directors received a request from a shareholder to convert of 3,500 Series B Preferred shares into 35,000,000 shares of Common Stock.  The shares were converted at $0.0005 per share which was the quoted closing price on the date the conversion request.

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

On March 29, 2012, the Board of Directors approved the conversion of 2,400 Series B Preferred shares into 40,000,000 shares of Common Stock for an investor. The shares were converted at $0.0003 per share which was the quoted closing price on the date the conversion request was received from the shareholder.

On March 30, 2012, the Board of Directors approved the conversion of 2,400 Series B Preferred shares into 40,000,000 shares of Common Stock for an investor. The shares were converted at $0.0003 per share which was the quoted closing price on the date the conversion request was received from the shareholder.

During the three month period end, 90,000,000 shares of common stock were issued to employees pursuant to the exercise of their stock options.

Subsequent Events

On April 4, 2012, Green issued 56,000,000 in S-8 stock options to two employees for services.  The stock options were exercised on the same day of issuance.

On April 17, 2012, the Board of Directors approved the conversion of $9,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 41,304,348 shares of Common Stock.  The shares were converted at $0.00023 per shares which was the conversion price provided for by the terms of the note.

On April 23, 2012, Landis Salons, Inc. entered into an equipment lease agreement in the amount of $53,230.  In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease.

On April 27, 2012, the Board of Directors approved the conversion of $8,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 50,000,000 shares of Common Stock.  The shares were converted at $0.00016 per shares which was the conversion price provided for by the terms of the note.

On April 27, 2012, the Company authorized the issuance of 4,150,000 shares of Supervoting Preferred Stock to Nexia Holdings Inc. in exchange for $85,000 in debt settlement of related party obligations owed to Nexia by the Company that will be removed from the Company’s liabilities.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 22, 2012, the Company entered into a Security Agreement with Richard Surber, CEO of the Company.  The agreement provides that Mr. Surber is secured by the assets of the company, including the ownership of shares in the subsidiaries of the Company, to secure the debts and obligations of the Company owed to Mr. Surber and to compensate him for serving as a guarantor of numerous debts and obligations of the Company to third parties.  The total amount of the potential exposure created through the guaranties and the obligations owed by the Company and its parent Nexia Holdings, Inc. to Mr. Surber is estimated at this time to exceed $1.7 million.

On May 22, 2012, the Company received a notice of Default from Asher Enterprises Inc. (“Asher”) based upon the failure of the Company to have remained in full compliance with its reporting requirements of the Exchange Act due to the late filing of its first quarter 10-Q.  The demand is for payment of all principal, interest, and penalties due under the five notes between the Company and Asher.  The notice of default demands a payment of $296,250 as of May 22, 2012.  On March 31, 2012, as a result of the default notice, the Company recorded a contingency loss of $79,304, which is calculated by multiplying the March 31, 2012 principal balance on the notes of $148,000 plus $10,608 in accrued interest ($158,608 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of March 31, 2012 $237,912. The Company is working on a cure for the default.

On May 23, 2012, the Company authorized the issuance of 2,105,263,158 shares of common stock to Nexia Holdings Inc. in exchange for $400,000 in debt settlement of related party obligations owed to Nexia by the Company that will be removed from the Company’s liabilities.  The shares were issue with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 24, 2012.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 30, 2012, the Board of Directors approved the conversion of $6,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 50,000,000 shares of Common Stock.  The shares were converted at $0.00012 per shares which was the conversion price provided for by the terms of the note.

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include:  a inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to March 31, 2012, Mr. Surber is continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

On June 6, 2012, the Board of Directors approved the conversion of 10,400 shares of Series B Preferred Stock held by two investors into 260,000,000 shares of Common Stock.  The shares were converted at $0.0002 per share based on the conversion provisions for the Series B Preferred Stock designation.

On July 12, 2012, the Board of Directors approved the conversion of $3,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 50,000,000 shares of Common Stock.  The shares were converted at $0.00006 per shares which was the conversion price provided for by the terms of the note.

On August 15, 2012 Green Endeavors Inc. (the “Company”) entered into an Investment Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”).  Wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is 5 Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company paid to Southridge a $75,000 document preparation fee for preparation of the agreements referred to herein in the form of a promissory note.

On August 16, 2012, a wholly owned subsidiary of Green, Landis Experience Center, LLC, opened its doors for business at its Aveda retail store in the City Creek Mall in Salt Lake City, Utah.

On August 16, 2012, the Board of Directors approved the conversion of $2,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 16,666,667 shares of Common Stock.  The shares were converted at $0.00012 per shares which was the conversion price provided for by the terms of the note.

On August 16, 2012, the Board of Directors approved the conversion of $19,000 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 158,333,333 shares of Common Stock.  The shares were converted at $0.00012 per shares which was the conversion price provided for by the terms of the note.

On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012, The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber , President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan.

On August 20, 2012, the Board of Directors approved the Directors approved the conversion of 1,690 shares of Series B Preferred Stock held by Southridge Partners II, LP into 42,250,000 shares of Common Stock.  The shares were converted at $0.0002 per share based on the conversion provisions for the Series B Preferred Stock designation.

On September 07, 2012, the Board of Directors approved the Directors approved the conversion of 2,960 shares of Series B Preferred Stock held by Southridge Partners II, LP into 123,333,333 shares of Common Stock.  The shares were converted at $0.00012 per share based on the conversion provisions for the Series B Preferred Stock designation.

Green received a Reset Notice from Southridge Partners II LP on September 7, 2012 wherein, per the terms of reset provision of the August 10, 2012 Securities Transfer Agreement, Green is obligated to issue 42,250,000 shares to Southridge.  The Board of Directors approved the Reset Notice for issuance of the 42,250,000 shares on September 13, 2012.

On September 10, 2012, the Board of Directors approved the conversion of $10,500 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 175,000,000 shares of Common Stock.  The shares were converted at $0.0006 per shares which was the conversion price provided for by the terms of the note.

On September 28, 2012, Landis II entered into a Release and Termination of Stock Pledge Agreement wherein it was agreed that the 50,000 shares of restricted Series B Preferred stock that was pledged as collateral pursuant to the July 16, 2010 Stock Pledge Agreement between Landis II and its landlord be returned and the pledge agreement be terminated. The shares have been cancelled and are no longer considered issued and outstanding.

On September 28, 2012, Landis II entered into a Release and Termination of Note Pledge Agreement where in it was agreed that the trust deed that was pledged as collateral pursuant to the July 10, 2010 Note Pledge Agreement between Landis II and its landlord be returned to Landis II.

On October 3, 2012, the Board of Directors approved the conversion of 3,350 shares of Series B Preferred Stock held by an investor into 139,583,333 shares of Common Stock.  The shares were converted at $0.00012 per share based on the conversion provisions for the Series B Preferred Stock designation.

On October 19, 2012, the Board of Directors approved the conversion of 2,666 shares of Series B Preferred Stock held by an investor into 133,300,000 shares of Common Stock.  The shares were converted at $0.0001 per share based on the conversion provisions for the Series B Preferred Stock designation.

On November 5, 2012 Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.  The total amount of these credit obligations fluctuate from day to day and are not for any set amount but as a potential liability could exceed the amount of $300,000. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $144,423.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith
3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	08/23/10
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	08/23/10
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	08/26/10
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	08/31/10
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	08/31/10
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	08/23/10
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	08/23/10
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	08/23/10
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	08/23/10
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	08/23/10
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	08/23/10
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	08/23/10
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	09/22/10
10(i)	8% Convertible Promissory Note issued February 2, 2012, to Asher Enterprises, Inc.	10-K	000-54018	10(i)	04/16/12
10(ii)	11% Promissory Note issued February 27, 2012 to William and Nina Wolfson	10-K	000-54018	10(ii)	04/16/12
10(iii)	May 22, 2012 Security Agreement with Richard Surber, CEO of the Company					X
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 29, 2013	GREEN ENDEAVORS, INC. (Registrant) By: /s/ Richard D. Surber Richard D. Surber President, Chief Executive Officer and Director
DATE: January 29, 2013	By: /s/ Richard D. Surber Richard D. Surber Chief Financial Officer