Form 10-Q
period 2012-06-30
Green Endeavors, Inc.
filed 2013-02-28
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On February 28, approximately 4,453,039,148 shares of the registrant’s common stock, $0.001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash	$105,548	$97,983
Accounts receivable	8,405	143
Inventory	106,579	109,470
Prepaid expenses	530	6,244
Total current assets	221,062	213,840

Property, plant, and equipment, net of accumulated depreciation of $400,463 and $342,922 respectively	424,445	420,093
Other assets	436,682	402,629
Total Assets	$1,082,189	$1,036,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$456,459	$293,906
Deferred revenue	51,213	57,823
Due to related parties	265,853	845,997
Derivative liability	177,499	116,409
Current portion of notes payable	219,115	200,629
Convertible notes payable, net of debt discount of $25,668 and $41,793, respectively	98,832	98,707
Total current liabilities	1,268,971	1,613,471

Long-Term Liabilities:
Notes payable related party	105,000	105,000
Notes payable	138,060	72,128
Convertible debentures related party, net of debt discount of $73,046 and $79,307, respectively	2,286,754	2,280,493
Convertible debentures, net of debt discount of $14,609 and $15,861, respectively	485,391	484,139
Total long-term liabilities	3,015,205	2,941,760
Total Liabilities	4,284,176	4,555,231

Stockholders’ Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 5,850,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively; no liquidation value	10,000	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 608,144 and 630,732 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	608	631
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 and 2,500,000,000 shares authorized; 3,572,322,482 and 570,886,764 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,572,323	570,887
Additional paid-in capital	(4,037,566)	(1,735,952)
Accumulated deficit	(2,747,352)	(2,360,085)
Total stockholders’ deficit	(3,201,987)	(3,518,669)
Total Liabilities and Stockholders’ Deficit	$1,082,189	$1,036,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Services, net of discounts	$584,923	$522,424	$1,138,290	$1,018,000
Product, net of discounts	173,722	165,885	354,379	332,392
Total revenue	758,645	688,309	1,492,669	1,350,392

Costs and expenses:
Cost of services	326,708	329,162	658,770	608,465
Cost of product	94,867	108,365	184,948	177,281
Depreciation	33,930	22,156	57,535	47,314
General and administrative	324,265	255,980	692,359	511,498
Total costs and expenses	779,770	715,663	1,593,612	1,344,558

Income (loss) from operations	(21,125)	(27,354)	(100,943)	5,834

Other income (expenses):
Interest income	201	-	405	-
Interest expense	(45,015)	(68,077)	(118,159)	(78,778)
Interest expense, related parties	(51,508)	(50,198)	(103,019)	(99,877)
Gain (loss) on default of convertible notes payable	9,122	-	(70,182)	-
Gain on derivative fair value adjustment	30,648	9,867	2,901	9,867
Other income (expense)	(421)	(1,984)	1,731	(6,139)
Total other expenses	(56,973)	(110,392)	(286,323)	(174,927)

Net loss	$(78,098)	$(137,746)	$(387,266)	$(169,093)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	2,229,253,171	450,735,244	1,458,711,958	446,470,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(387,266)	$(169,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	57,535	47,314
Debt discount amortization	87,629	57,823
Stock-based compensation	71,774	-
Loss contingency	70,182	-
Forgiveness of related party debt	(129,720)	-
Gain on derivative liability fair value adjustment	(2,901)	(9,867)
Changes in operating assets and liabilities:
Accounts receivable	(8,262)	-
Inventory	2,891	3,716
Prepaid expenses	5,714	1,990
Other assets	(34,053)	5,446
Accounts payable and accrued expenses	100,275	56,848
Accounts payable and accrued expenses - related parties	94,134	(758)
Deferred revenue	(6,610)	(92)
Net cash used in operating activities	(78,678)	(6,673)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(61,893)	(6,491)
Net cash used in investing activities	(61,893)	(6,491)

Cash Flows from Financing Activities:
Payments made on notes payable	(18,811)	(139,131)
Proceeds from issuance of notes payable	103,230	107,500
Proceeds from issuance of convertible notes payable	42,500	-
Proceeds from exercising of stock options	21,217	-
Proceeds from issuance of preferred stock	-	65,000
Net cash provided by financing activities	148,136	33,369

Increase in cash	7,565	20,205

Cash at beginning of period	97,983	67,593

Cash at end of period	$105,548	$87,798

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,667	$3,371
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$58,500	$-
Increase of derivative liability	$42,500	$136,565
Conversion of series B preferred shares to common stock	$413,880	$-
Cashless exercise of stock options	$153,894	$-
Conversion of related party debt to supervoting preferred stock	$44,558	$-
Conversion of related party debt to common stock	$2,105,263	$-
The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

Landis Salons, Inc., a Utah corporation, was organized on May 4, 2005 for the purpose of operating an Aveda Lifestyle Salon. Landis Salons, Inc. is a wholly-owned subsidiary of Green.

Landis Salons II, Inc., a Utah corporation was organized on March 17, 2010 as a wholly-owned subsidiary of Green for the purpose of opening a second Aveda Lifestyle Salon.

Landis Experience Center, LLC (“LEC”), a Utah limited liability company, was organized on January 23, 2012 as a wholly-owned subsidiary of Green for the purpose of operating an Aveda retail store in the City Creek Mall in Salt Lake City, Utah. LEC opened its doors August 16, 2012.

Basis of Financial Statement Presentation

The condensed consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These condensed consolidated financial statements are unaudited.  They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the SEC. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2012 and December 31, 2011, Green had no cash equivalents.

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

For the three month periods ended June 30, 2012 and 2011, Green recorded depreciation expense of $33,930 and $22,156, respectively.  For the six month periods ended June 30, 2012 and 3011, Green recorded depreciation expense of $57,535 and $47,314, respectively.

The following is a summary of Green’s Property, plant, and equipment by major category as of June 30, 2012:
	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$22,888	$13,989	$8,899
Leasehold improvements	443,579	228,016	215,563
Furniture and fixtures	21,504	12,960	8,544
Equipment	263,590	125,488	138,102
Vehicle	48,193	15,491	32,702
Signage	25,154	4,519	20,635
Total	$824,908	$400,463	$424,445

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

Series B Preferred Stock

Each share of Green’s Series B Preferred Stock has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average market price for the five days before conversion notice date by the shareholder. Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion. The Preferred Stock is classified as equity as long as there are sufficient shares available to effect the conversion. In some instances certain contracts may pass the option to receive cash or common stock to the shareholder. In this case, it is assumed that a cash settlement will occur and balance sheet classification of the affected Preferred Stock and related preferred paid-in capital as a liability.

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

Stock-Based Compensation

Green recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the restricted stock award, option, or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period.  Because the employee is expected to and has historically received shares of common stock on or about the date of the employee stock option grant date as part of the exercise process, the fair value of each stock issuance is determined using the fair value of Green’s common stock on the grant date.

During the six month period ended June 30, 2012, Green issued 146,000,000 shares of common stock to four employees for services with a fair value of $71,774. There was no stock based compensation for the six month period ended June 30, 2011.  See Note 9 to these financial statements for additional disclosures regarding the Company’s stock-based compensation.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2012, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 39,922,196,901 such potentially dilutive shares excluded as of June 30, 2012.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of June 30, 2012 and December 31, 2011, inventory amounted to $106,579 and $109,470, respectively.

Note 4 – Other Assets

The following table shows other assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$250,000	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	105,000	105,000
Lease and utility deposits	55,067	21,403
Certificate of deposit	26,615	26,226
Total other assets	$436,682	$402,629

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 4 – Other Assets (continued)

(2)          On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000 and has been recorded as a note receivable.  Landis II then pledged as collateral the trust deed note as a material inducement for Landis II to be able to enter into a lease agreement for the opening of a salon in Salt Lake City. On September 28, 2012, the landlord terminated and canceled the Note Pledge Agreement and released its interest in the trust deed note back to Landis II. As of June 30, 2012 and December 31, 2011, there was $10,349 and $7,724 of accrued interest on the promissory note, respectively.

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

The embedded derivative is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $269,507.  Of the total, $197,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $72,007 was charged to operations as non-cash interest expense. The fair value of $269,507 was recorded as a derivative liability on the balance sheet.

The debt discount is amortized over the life of the notes (approximately nine months each). On June 30, 2012, Green marked-to-market the fair value of the derivatives and determined an aggregate fair value of $177,499 and recorded a $2,901 gain from change in fair value of derivatives for the six months ended June 30, 2012. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 388%, (3) risk-free interest rate of 0.02%, (4) expected life of 0.2 to 0.6 of a year, and (5) estimated fair value of Green’s common stock of $0.00006 to $.00009 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 6 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture.  In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800.  As of June 30, 2012 and December 31, 2011, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

	June 30, 2012	December 31, 2011
Convertible Debenture - Related Party
Principal amount	$2,359,800	$2,359,800
Debt discount	73,046	79,307
Convertible debenture, net of debt discount	$2,286,754	$2,280,493

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	14,609	15,861
Convertible debenture, net of debt discount	$485,391	$484,139

Convertible Debenture – Totals
Principal amount	$2,859,800	$2,859,800
Debt discount	87,655	95,168
Convertible debenture, net of debt discount	$2,772,145	$2,764,632

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Principal balance	$2,359,800	$2,359,800
Accrued interest	176,682	627,106
Total	$2,536,482	$2,986,906

As of June 30, 2012 and December 31, 2011, amounts due to related parties are $265,853 and $845,997, respectively. The $268,853 consists of $176,682 of accrued interest from the convertible debenture as shown in the table above and $89,171 from various amounts owed to Nexia and its subsidiaries. The $845,997 consists of $627,106 of accrued interest from the convertible debenture as shown in the table above and $218,891 from various amounts owed to Nexia and its subsidiaries.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 6 – Related Party Transactions (continued)

On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

On April 27, 2012, Nexia Holdings Inc., converted $144,558 of debt into 4,150,000 shares of convertible preferred supervoting stock of the Company.  The transaction was valued at $144,558 as per the conversion provisions of the convertible debt.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 23, 2012, Nexia Holdings Inc., converted $400,000 of debt into 2,105,263,158 shares of common stock.  The transaction was valued at $400,000 as per the conversion provisions of the convertible debt.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 24, 2012.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 25, 2012, the Company and its parent company, Nexia Holdings, Inc., entered into a Security Agreement with Richard Surber, CEO of the Company.  Mr. Surber has potential exposure created due to his serving as a guarantor of numerous debts and obligations of the Company and of Nexia, and the Company and Nexia have amounts owed to Mr. Surber personally.  The total amount of these personal guarantees obligations owed to Mr. Surber is estimated to exceed $1.7 million.  The Security Agreement provides that Mr. Surber is secured by assets of the Company, including the ownership of shares in the subsidiaries of the Company, to secure these debts and obligations of the Company that are owed to Mr. Surber.

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to June 30, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

During the six months ended June 30, 2012, the Company forgave $129,720 of related party debt with its parent company Nexia and several of its subsidiaries.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 7 – Notes Payable

A summary of notes payable as of June 30, 2012 and December 31, 2011 is as follows:

Creditor	Interest Rate	Due Date	June 30, 2012	December 31, 2011
Xing Investment Corp. (1)	10.00%	05-12-2008	$171,000	$171,000
Chase Bank (3)	7.24%	02-13-2015	23,412	28,463
Salt Lake City Corporation (4)	3.25%	06-18-2015	63,572	73,294
William and Nina Wolfson (5)	11.00%	02-02-2016	47,537	-
Castleton Equipment (7)	16.96%	04-23-2016	51,654	-
Total			357,175	272,757
Less: Current portion			(219,115)	(200,629)
Long-term portion			$138,060	$72,128

A summary of convertible notes payable as of June 30, 2012 and December 31, 2011 is as follows:

Creditor	Interest Rate	Due Date	June 30, 2012	December 31, 2011
Asher Enterprises, Inc. (2)*..	22.00%	01-09-2012	$2,000	$60,500
Asher Enterprises, Inc. (2)*..	22.00%	03-16-2012	32,500	32,500
Asher Enterprises, Inc. (2)*..	22.00%	04-25-2012	25,000	25,000
Asher Enterprises, Inc. (2)*..	8.00%	09-12-2012	22,500	22,500
Asher Enterprises, Inc. (2)*..	8.00%	09-12-2012	42,500	-
Debt discount - convertible notes, net (2)*..			(25,668)	(41,793)
Total, net			98,832	98,707
Less: Current portion			(98,832)	(98,707)
Long-term portion			$-	$-
* For all Asher notes payable, the interest rate increases from 8% to 22% after the maturity date.

A summary of the related party note payable as of June 30, 2012 and December 31, 2011 is as follows:

Creditor	Interest Rate	Due Date	June 30, 2012	December 31, 2011
Wasatch Capital Corp. (related party) (6)	5.00%	11-10-2018	$105,000	$105,000
Total			105,000	105,000
Less: Current portion			-	-
Long-term portion			$105,000	$105,000

(1) On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of June 30, 2012 and December 31, 2011, accrued interest reported in accounts payable and accrued expenses was $34,200.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 7 – Notes Payable (continued)

(2) During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012.  The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum.  At the holder’s option, the notes can be convertible into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Upon maturity of a given note, the interest rate increases to 22%.  As of June 30, 2012 $73,000 of the first note had been converted into 372,615,444 shares of common stock.  As of June 30, 2012, the notes are considered in default. Accordingly, a loss contingency of $70,182 has been recorded, which is calculated by multiplying the June 30, 2012 principal balance on the notes of $124,500 plus $15,863 in accrued interest ($140,363 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of June 30, 2012 $210,545. The Company is working on a cure for the default.

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

(3) On January 6, 2010, Landis Salons, Inc. received a loan in the amount of $51,930 from Chase Bank for the financing of a Company truck. The loan has a maturity date of February 13, 2015 and bears interest at the rate of 7.24% per annum. Principal and interest payments of $899 are made monthly over a five year term commencing February 2010. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of June 30, 2012, the note balance is $23,412.  Principal payments made on the note during the six months ended June 30, 2012 amounted to $5,051.

(4) On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. As of June 30, 2012, the note balance is $63,572.  Principal payments made on the note during the six months ended June 30, 2012 amounted to $9,722.

(5) On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note. . As of June 30, 2012, the note balance is $47,537.  Principal payments made on the note during the six months ended June 30, 2012 amounted to $2,463.

(6) On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. The note bears 5% per year simple interest and accrues until the November 10, 2018 maturity date at which time accrued interest and principal are due in one payment. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000. As of June 30, 2012, the note balance is $105,000.  Principal payments made on the note during the six months ended June 30, 2012 amounted to $0.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 7 – Notes Payable (continued)

(7) On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation.  The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535.  Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016.  Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount.  The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. . As of June 30, 2012, the note balance is $51,654.  Principal payments made on the note during the six months ended June 30, 2012 amounted to $1,576.

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

During the six months ended June 30, 2012, the Board of Directors approved the conversions of 22,588 shares of Series B Preferred shares into 413,880,000 shares of Common Stock. The shares were converted at prices per share of $.0002 to $.0005 based on the conversion provisions for the Series B Preferred Stock designation.

On April 27, 2012, Nexia Holdings Inc., converted $144,558 of debt into 4,150,000 shares of convertible preferred supervoting stock of the Company.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

As of June 30, 2012 and December 31, 2011, Green had 10,000,000 and 5,850,000 shares of Supervoting Preferred stock issued and outstanding, respectively; and, 608,144 and 630,732 shares of convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

During the six months ended June 30, 2012, the Board of Directors approved the conversions $58,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 336,292,560 shares of Common Stock. The shares were converted at prices per share of $.00012 to $.00006 based on the conversion provisions of the convertible notes.

On March 29, 2012, the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock from 2,500,000,000 to 10,000,000,000.  This action was taken after notice to the shareholders and having consent from a majority of the voting rights.  The par value per share is $0.001. As of June 30, 2012, Green had 3,572,322,482 shares of Common stock outstanding.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 8 – Stockholders’ Deficit (continued)

During the six months ended June 30, 2012, the Board of Directors approved the conversions of 22,588 shares of Series B Preferred shares into 413,880,000 shares of Common Stock. The shares were converted at prices per share of $.0002 to $.0005 based on the conversion provisions for the Series B Preferred Stock designation.

During the six months ended June 30, 2012, 146,000,000 shares of common stock were issued to employees pursuant to the exercise of their stock options.

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

Under the Plan and during the six months ended June 30, 2012, the company granted 146,000,000 stock options to four employees for services. For the six months ended June 30, 2012, stock-based compensation expense was $71,774 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  The weighted average components used for the calculation of the fair value for the options granted were approximately:  $.0004 – exercise price, one year term, 502% volatility, and a .18% risk free rate. The income tax benefit related to the stock-based compensation expense during the period was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at June 30, 2012, was $0. As of June 30, 2012, grants unexercised and shares available for future stock-based compensation grants were 106,409,720 and 94,000,000 shares, respectively.

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the six months ended June 30, 2012, Green had negative working capital of $1,047,909 and a net loss of $387,266, respectively, which raises substantial doubt about the Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 11 – Subsequent Events

During the period from July 12, 2012 through September 10, 2012, Asher Enterprises, Inc. gave conversion notices to Green totaling $34,500 as per the provisions of the convertible notes they hold.  The Board of Directors approved the notices of which the $34,500 converted into 400,000,000 shares of Common Stock at per shares prices of $.00006 to $.00012 based on the conversion provisions of the convertible notes.

During the period from August 20, 2012 through October 19, 2012, investors converted 10,666 shares of Convertible Preferred Stock into 438,466,666 shares of Common Stock at per share prices ranging from $.0001 to $.0002 based on the conversion provisions for the Series B Preferred Stock designation.

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

On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012.  The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan.

On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is was imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company.  The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC.  The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock.  The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012.  The Company filed an objection to the Deposit Chill and has retained legal counsel that is working with the DTC to remove the Deposit Chill and any restrictions on the deposit of additional shares with the DTC.

On September 7, 2012, Green received a Reset Notice from Southridge Partners II LP wherein, per the terms of reset provision of the August 10, 2012 Securities Transfer Agreement, Green is obligated to issue 42,250,000 shares to Southridge.  The Board of Directors approved the Reset Notice for issuance of the 42,250,000 shares on September 13, 2012.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

Note 11 – Subsequent Events (continued)

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

On November 5, 2012, Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries.  The total amount of these credit obligations fluctuate from day to day and are not for any set amount, but the potential liability could exceed the amount of $150,000. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $186,176.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K/A for the fiscal year ended December 31, 2011 and Form 10-Q for the quarter ended June 30, 2011. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of June 30, 2012, we run two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center in the newly developed City Creek Mall in Salt lake City, Utah.

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

Results of Operations

Through our two wholly-owned subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., we operate two full-service hair and retail salons featuring the Aveda™ line of products. The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. As compared to the respective prior fiscal year, revenues increased 10.2% to $758,645 during the three months ended June 30, 2012 and increased 10.5% to $1,492,669 during the six months ended June 30, 2012.

The percentage change in revenues for the three months ended June 30, 2012 compared to the same period in 2011 and the percentage change in revenues for the six months ended June 30, 2012 compared to the same period in 2011, were driven by the following factors:

Factor	June 30, 2012	June 30, 2011
Same-store	10.2%	(2.57)%
New salon	0%	35.32%
Closed salon	0%	(7.17)%
Total	10.2%	25.58%

The 10.2 % increase in same-store sales is primarily because the salon operating under Landis Salons II, Inc. was no longer considered a new store, but had experienced continued growth in the same-store category as it increased its clientele base.

Three months ended June 30, 2012 and 2011

The following table shows the increase in revenues by type for the three months ended June 30, 2012 compared to June 30, 2011. This increase in revenues is primarily because of the continued growth of the newer Landis Salons II, Inc. salon.

	Three Months Ended
	June 30, 2012	June 30, 2011	Change
Services	$584,923	$522,424	$62,499
Product	173,722	165,885	7,837
Total revenue	$758,645	$688,309	$70,336

Six months ended June 30, 2012 and 2011

The following table shows the increase in revenues by type for the six months ended June 30, 2012 compared to June 30, 2011. This increase in revenues is primarily because of the continued growth of the newer Landis Salons II, Inc. salon.

	Six Months Ended
	June 30, 2012	June 30, 2011	Change
Services	$1,138,290	$1,018,000	$120,290
Product	354,379	332,392	21,987
Total revenue	$1,492,669	$1,350,392	$142,277

Costs of Revenue

Three months ended June 30, 2012 and 2011

Costs of service and product revenue for the three months ended June 30, 2012, decreased by 3.6% to $421,575 from $437,527 for the three months ended June 30, 2011. This decrease over the comparable quarterly period is primarily attributable to a lower amount of inventory costs.

Cost of services revenue for the three months ended June 30, 2012, decreased to $326,708 from $329,162 for the three months ended June 30, 2011. Cost of product revenue for the three months ended June 30, 2012, decreased to $94,867 from $108,365 for the three months ended June 30, 2011.

The following table shows cost of revenue by type as a percentage of related revenue:

	Three Months Ended
	June 30, 2012	June 30, 2011
Services	55.9%	63.0%
Product	54.6%	65.3%

Six months ended June 30, 2012 and 2011

Cost of service and product revenue for the six months ended June 30, 2012, increased to $843,718 from $785,746 for the six months ended June 30, 2011, an increase of 7.4%. This increase over the comparable quarterly periods is primarily attributable to an increased number of service providers and product sales.

Cost of service revenue for the six months ended June 30, 2012, increased to $627,595 from $608,465 for the six months ended June 30, 2011. Cost of product revenue for the six months ended June 30, 2012, increased to $216,123 from $177,281 for the six months ended June 30, 2011.

The following table shows cost of revenue by type as a percentage of related revenue:

	Six Months Ended
	June 30, 2012	June 30, 2011
Services	57.9%	59.8%
Product	52.2%	53.3%

Operating Expenses

Three months ended June 30, 2012 and 2011

The following table shows General and administrative expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	June 30, 2011	Change
Salaries and wages	$147,454	$78,641	$68,813
Rent	39,816	40,007	(191)
Advertising	23,640	25,518	(1,878)
Credit card merchant fees	6,481	8,098	(1,617)
Insurance	14,152	12,429	1,723
Utilities and telephone	10,774	10,210	564
Professional services	40,078	46,163	(6,085)
Repairs and maintenance	9,955	2,424	3,838
Dues and subscriptions	3,467	3,832	(365)
Office expense	8,174	7,776	398
Travel	3,385	3,057	328
Investor relations and company promotion	9,912	-	9,912
Other	10,670	17,825	(7,155)
Total General and administrative expenses	$324,265	$255,980	$68,285

The increase in General and administrative expenses over the comparable quarterly period is primarily due to increases in salaries and wages. While salaries and wages increased partially due to additional personnel, most of the increase is due to employee $33,600 of stock option compensation expense during the three months ended June 30, 2012 as compared to $0 for the same period in 2011.

Depreciation expense for the three months ended June 30, 2012, increased to $33,930 from $22,156 for the three months ended June 30, 2011. The increase is primarily due to an increase in property, plant, and equipment purchased during the last half of fiscal 2011 and the first half of fiscal 2012 relating to the opening of the Landis II salon offset by fixed assets becoming fully depreciated between the comparative periods.

Six months ended June 30, 2012 and 2011

The following table shows General and administrative expense for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011	Change
Salaries and wages	$281,351	$159,697	$121,654
Rent	79,607	78,310	1,297
Advertising	40,107	55,349	(15,242)
Credit card merchant fees	24,399	20,981	3,418
Insurance	27,001	22,609	4,392
Utilities and telephone	22,259	21,960	299
Professional services	88,400	94,635	(6,235)
Repairs and maintenance	9,955	6,394	3,561
Dues and subscriptions	8,886	8,933	(47)
Office expense	26,024	12,171	13,853
Travel	9,012	5,128	3,884
Investor relations and company promotion	61,238	-	61,238
Other	14,120	25,331	(11,211)
Total General and administrative expenses	$692,359	$511,498	$180,861

The increase in General and administrative expenses over the comparable quarterly period is primarily due to increases in salaries and wages and investor relations and company promotion. Salaries and wages increased due to additional personnel and also $71,744 of employee stock option compensation expense that was not present in the prior comparative period. The Company also decreased advertising by $15,242 to put more effort into investor relations and company promotion, which increased by $61,238.  Office expense also increased by $13,8538 due to increased an increase in related expenses including the additional initial expenses from the addition of the new LEC store.

Depreciation expense for the six months ended June 30, 2012, increased to $57,535 from $47,314 for the six months ended June 30, 2011. The increase is primarily due to an increase in property, plant, and equipment during the six months ended June 30, 2012.

Other Expense

Three months ended June 30, 2012 and 2011

Other expense for the three months ended June 30, 2012, decreased to $56,973 from $110,392 for the three months ended June 30, 2011, a decrease of $53,419. This increase over the comparable quarterly period is primarily due to a $20,781 increase in the gain on derivative fair value adjustment and a $23,062 decrease in interest expense.

Six months ended June 30, 2012 and 2011

Other expense for the six months ended June 30, 2012, increased to $286,323 from $174,927 for the six months ended June 30, 2011, an increase of $111,396. This increase over the comparable quarterly periods is primarily due to an increase of $70,182 in the loss on the default of convertible notes payable and a $39,381 increase in interest expense primarily due to the interest expense associated with the amortization of debt discount.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011

We had a working capital deficit of $1,047,909 as of June 30, 2012. Our current assets were $221,062, which consisted of $105,548 in cash, $8,405 in accounts receivable, $106,579 in inventory, and $530 in prepaid expenses. Our total assets were $1,082,189, which included $424,445 in property and equipment (net), and $436,682 in other assets. Our current liabilities were $1,268,971, including $456,459 in accounts payable and accrued expenses, $265,853 in accounts payable and accrued expenses - related parties, $219,115 in the current portion of notes payable, $51,213 in deferred revenue, and a $177,499 derivative liability. Our long-term liabilities were $3,015,205. Our total stockholders’ deficit at June 30, 2012 was $3,201,987.

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

Six months ended June 30, 2012 and 2011

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash used in operating activities for the six months ended June 30, 2012 was $(78,678) as compared to $(6,673) used by operating activities for the six months ended June 30, 2011. This $72,005 change in cash used in operating activities over the comparable periods is primarily due to the $218,173 increase in net loss for the same comparable period, which is partially offset by $71,774 of stock based compensation, $70,182 of loss contingency, and $129,720 of related party forgiveness of debt all of which were present in the current year that were not present in the prior year. In addition to the above three items, there was a $43,427 change in accounts payable and accrued expenses and a $94,892 change in related party accounts payable and accrued expenses.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next 12 months.

Cash Flows from Investing Activities

Six months ended June 30, 2012 and 2011

Cash flow used in investing activities for the six months ended June 30, 2012 was $61,893 as compared to $6,491 for the six months ended June 30, 2011. The increase in cash flow used in investing activities is primarily due to purchase of salon equipment.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Six months ended June 30, 2021 and 2011

Cash flow provided by financing activities for the six months ended June 30, 2012 was $148,136 as compared to $33,369 that was provided by financing activities for the six months ended June 30, 2011. The $114,767 increase in cash flow provided by financing activities was primarily due to proceeds from the issuance of $42,500 in convertible notes payable and $21,217 from the exercise of stock options during the six months ended June 30, 2012.  Also, there was $120,320 less in payments made on notes payable during the six months ended June 30, 2012 as compared to the comparable six month period ending June 30, 2011.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,047,909 as of June 30, 2012. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the Board of Directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 191,000 shares of Series B Preferred stock pursuant to the Plan as of June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.

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

Based on his evaluation as of June 30, 2012, our CEO / CFO has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2012 and 2011, occurred during the six months ended June 30, 2012.

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

The 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) currently held by Nexia combined with the 2,355,263,158 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 3,355,263,158 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the Board of Directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.  Richard Surber is CEO of both the Company and Nexia and has voting control of the Company through his control of Nexia.

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

We believe that the economic downturn slightly affected our financial results for the fiscal years ended December 31, 2012 and 2011, with a small increase in sales from each of the previous years. However, we continue to have sales in the second quarter of 2012 increase from the comparable months of 2011. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

During six month period ended June 30, 2012, 146,000,000 shares of common stock were issued to four employees pursuant to the exercise of their stock options.

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

On April 27, 2012, the Company authorized the issuance of 4,150,000 shares of Supervoting Preferred Stock to Nexia Holdings Inc. in exchange for $144,558 in debt settlement of related party obligations owed to Nexia by the Company that will be removed from the Company’s liabilities.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

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

On May 22, 2012, the Company received a notice of Default from Asher Enterprises Inc. (“Asher”) based upon the failure of the Company to have remained in full compliance with its reporting requirements of the Exchange Act due to the late filing of its first quarter 10-Q.  The demand is for payment of all principal, interest, and penalties due under the five notes between the Company and Asher.  The notice of default demands a payment of $296,250 as of May 22, 2012.  On June 30, 2012, as a result of the default notice, the Company recorded a contingency loss of $79,304, which is calculated by multiplying the June 30, 2012 principal balance on the notes of $148,000 plus $10,608 in accrued interest ($158,608 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of June 30, 2012 $237,912. The Company is working on a cure for the default.

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

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include:  a inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to June 30, 2012, Mr. Surber is continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

On June 6, 2012, the Board of Directors approved the conversion of 10,400 shares of Series B Preferred Stock held by two investors into 260,000,000 shares of Common Stock.  The shares were converted at $0.0002 per share based on the conversion provisions for the Series B Preferred Stock designation.

Subsequent Events

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

On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012.  The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan.

On August 20, 2012, the Board of Directors approved the Directors approved the conversion of 1,690 shares of Series B Preferred Stock held by Southridge Partners II, LP into 42,250,000 shares of Common Stock.  The shares were converted at $0.0002 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is was imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company.  The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC.  The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock.  The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012.  The Company filed an objection to the Deposit Chill and has retained legal counsel that is working with the DTC to remove the Deposit Chill and any restrictions on the deposit of additional shares with the DTC.

On September 07, 2012, the Board of Directors approved the Directors approved the conversion of 2,960 shares of Series B Preferred Stock held by Southridge Partners II, LP into 123,333,333 shares of Common Stock.  The shares were converted at $0.00012 per share based on the conversion provisions for the Series B Preferred Stock designation.

On September 7, 2012, Green received a Reset Notice from Southridge Partners II LP wherein, per the terms of reset provision of the August 10, 2012 Securities Transfer Agreement, Green is obligated to issue 42,250,000 shares to Southridge.  The Board of Directors approved the Reset Notice for issuance of the 42,250,000 shares on September 13, 2012.

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

On November 5, 2012 Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.  The total amount of these credit obligations fluctuate from day to day and are not for any set amount but as a potential liability could exceed the amount of $300,000. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $186,176.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith
3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	08/23/10
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	08/23/10
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	08/26/10
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	08/31/10
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	08/31/10
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	08/23/10
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	08/23/10
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	08/23/10
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	08/23/10
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	08/23/10
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	08/23/10
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	08/23/10
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	09/22/10
10(i)	8% Convertible Promissory Note issued February 2, 2012, to Asher Enterprises, Inc.	10-K	000-54018	10(i)	04/16/12
10(ii)	11% Promissory Note issued February 27, 2012 to William and Nina Wolfson	10-K	000-54018	10(ii)	04/16/12
10(iii)	May 22, 2012 Security Agreement with Richard Surber, CEO of the Company	10-Q	000-54018	10(iii)	01/30/12
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

GREEN ENDEAVORS, INC. (Registrant)
DATE: February 28, 2013	By: /s/ Richard D. Surber Richard D. Surber President, Chief Executive Officer and Director
DATE: February 28, 2013	By: /s/ Richard D. Surber Richard D. Surber Chief Financial Officer