Form 10-Q
period 2012-09-30
Green Endeavors, Inc.
filed 2013-04-04
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54018
______________________

GREEN ENDEAVORS, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________

Utah	27-3270121
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

59 W 100 S, 2nd Floor, Salt Lake City, UT	84101
(Address of Principal Executive Offices)	(Zip Code)

(801) 575-8073
Registrant’s Telephone Number, including Area Code
______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Smaller reporting company X	Non-accelerated filer
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

On April 2, 2013, approximately 4,453,039,148 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$144,348	$97,983
Accounts receivable	17,097	143
Inventory	131,622	109,470
Prepaid expenses	785	6,244
Total current assets	293,852	213,840

Property, plant, and equipment, net of accumulated depreciation of $433,435 and $342,922 respectively	597,936	420,093
Other assets	64,940	402,629
Total Assets	$956,728	$1,036,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$632,560	$293,906
Deferred revenue	51,475	57,823
Due to related parties	279,986	845,997
Derivative liability	186,504	116,409
Current portion of notes payable	221,525	200,629
Current portion of capital leases payable	13,775	-
Convertible notes payable, net of debt discount of $30,295 and $41,793, respectively	137,705	98,707
Total current liabilities	1,523,530	1,613,471

Long-Term Liabilities:
Notes payable related party	-	105,000
Notes payable	126,029	72,128
Capital lease obligations	51,771	-
Convertible notes payable, net of debt discount of $32,890	2,110	-
Convertible debentures related party, net of debt discount of $69,915 and $79,307, respectively	2,289,885	2,280,493
Convertible debentures, net of debt discount of $13,983 and $15,861, respectively	486,017	484,139
Total long-term liabilities	2,955,812	2,941,760
Total Liabilities	4,479,342	4,555,231

Stockholders’ Deficit:
Convertible Supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 5,850,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively; no liquidation value	10,000	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 553,494 and 630,732 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	553	631
Preferred stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,180,155,815 and 570,886,764 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4,180,156	570,887
Additional paid-in capital	(4,825,933)	(1,735,952)
Accumulated deficit	(2,887,390)	(2,360,085)
Total stockholders’ deficit	(3,522,614)	(3,518,669)
Total Liabilities and Stockholders’ Deficit	$956,728	$1,036,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Services, net of discounts	$582,206	$549,357	$1,720,496	$1,567,357
Product, net of discounts	198,391	158,406	552,770	490,798
Total revenue	780,597	707,763	2,273,266	2,058,155

Costs and expenses:
Cost of services	345,870	248,329	1,004,640	856,794
Cost of product	118,503	74,743	303,451	252,024
Depreciation	32,977	22,330	90,512	69,644
General and administrative	367,573	252,969	1,059,932	764,467
Total costs and expenses	864,923	598,371	2,458,535	1,942,929
Income (loss) from operations	(84,326)	109,392	(185,269)	115,226

Other income (expenses):
Interest income	204	-	609	-
Interest expense	(77,731)	(67,190)	(195,890)	(148,569)
Interest expense, related parties	(52,028)	(49,049)	(155,047)	(146,324)
Gain on derivative fair value adjustment	54,631	18,493	57,532	28,359
Other income (expense)	19,212	3,312	(49,239)	(2,827)
Total other expenses	(55,712)	(94,434)	(342,035)	(269,361)
Net income (loss)	$(140,038)	$14,958	$(527,304)	$(154,135)

Net income (loss) per common share – basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	3,802,164,973	454,348,797	2,261,177,900	449,125,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities:
Net loss	$(527,304)	$(154,135)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	90,512	69,644
Debt discount amortization	99,521	74,575
Interest expense on value of derivatives	50,127	37,995
Stock-based compensation	71,774	-
Loss contingency	52,997	-
Non-cash professional fees from issuance of convertible note	75,000	-
Gain on derivative liability fair value adjustment	(57,532)	(28,359)
Changes in operating assets and liabilities:
Accounts receivable	(16,954)	-
Inventory	(22,152)	(25,279)
Prepaid expenses	5,459	2,985
Other assets	(17,311)	5,316
Accounts payable and accrued expenses	311,556	(4,684)
Due to related parties	83,191	(759)
Deferred revenue	(6,348)	3,672
Net cash provided by (used in) operating activities	192,536	(19,029)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(198,300)	(12,042)
Net cash used in investing activities	(198,300)	(12,042)

Cash Flows from Financing Activities:
Payments made on notes payable	(25,379)	(145,988)
Payments made on related party notes payable	(104,644)	-
Payments made on capital lease obligations	(4,509)	-
Proceeds from issuance of notes payable	100,176	132,500
Proceeds from issuance of convertible notes payable	62,500	-
Proceeds from exercising of stock options	23,985	-
Proceeds from issuance of preferred stock	-	65,000
Net cash provided by financing activities	52,129	51,512

Increase in cash	46,365	20,441

Cash at beginning of period	97,983	67,593

Cash at end of period	$144,348	$88,034

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,340	$5,955
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$93,000	$-
Equipment purchased under capital lease	$70,056	$-
Debt discount on derivative liability, convertible notes	$77,500	$170,495
Related party exchange of receivable and payable	$105,000	$-
Conversion of series B preferred shares to common stock	$621,714	$-
Debt discount on convertible note	$32,143	$-
Cancelation of Series B stock used as collateral	$250,000	$-
Cashless exercise of stock options	$153,894	$-
Account payable conversion to note payable	$15,000	$-
Conversion of related party debt to supervoting preferred stock	$144,558	$-
Conversion of related party debt to common stock	$2,105,263	$-
The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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

Green is a more than 50% controlled subsidiary of Nexia Holdings, Inc. (“Nexia”).  Nexia is quoted on the Pink Sheets under the symbol NXHD and is not currently a reporting company.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These condensed consolidated financial statements are unaudited.  They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 as filed with the SEC. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying values of all financial instruments are deemed to approximate fair value due to the short maturity of these instruments and interest rates that approximate current market rates.

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2012 and December 31, 2011, Green had no cash equivalents.

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

For the three month periods ended September 30, 2012 and 2011, Green recorded depreciation expense of $32,977 and $22,330, respectively.  For the nine month periods ended September 30, 2012 and 3011, Green recorded depreciation expense of $90,512 and $69,644, respectively.

The following is a summary of Green’s Property, plant, and equipment by major category as of September 30, 2012:
	Cost	Accumulated depreciation	Net

Computer equipment and related software	$26,361	$15,099	$11,262
Leasehold improvements	624,155	243,680	380,475
Furniture and fixtures	25,347	15,387	9,960
Equipment	282,161	136,935	145,226
Vehicle	48,193	17,212	30,981
Signage	25,154	5,122	20,032
Total	$1,031,371	$433,435	$597,936

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

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

Stock-Based Compensation

Green recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the restricted stock award, option, or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period.  Because the employee is expected to and has historically received shares of common stock on or about the date of the employee stock option grant date as part of the exercise process, the fair value of each stock issuance is determined using the fair value of Green’s common stock on the grant date.

During the nine month period ended September 30, 2012, Green issued 146,000,000 shares of common stock to four employees for services with a fair value of $71,774. There was no stock based compensation for the nine month period ended September 30, 2011.  See Note 9 to these financial statements for additional disclosures regarding the Company’s stock-based compensation.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2012, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 23,216,120,134 such potentially dilutive shares excluded as of September 30, 2012.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of September 30, 2012 and December 31, 2011, inventory amounted to $131,622 and $109,470, respectively.

Note 4 – Other Assets

The following table shows other assets as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$-	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	-	105,000
Lease and utility deposits	38,126	21,403
Certificate of deposit (3)	26,814	26,226
Total other assets	$64,940	$402,629

(1)
On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon. These shares were then assigned to the landlord of Landis II as a security deposit with a related value of $250,000.  On September 28, 2012, the landlord returned the shares back to Landis II and terminated the requirements of the Stock Pledge Agreement. As of September 30, 2012, the shares have been cancelled and are no longer considered issued and outstanding.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 4 – Other Assets (continued)

(2)
On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000 and has been recorded as a note receivable.  Landis II then pledged as collateral the trust deed note as a material inducement for Landis II to be able to enter into a lease agreement for the opening of a salon in Salt Lake City. On September 28, 2012, the landlord terminated and canceled the Note Pledge Agreement and released its interest in the trust deed note back to Landis II. As of September 30, 2012 and December 31, 2011, there was $11,661 and $7,724 of accrued interest on the promissory note, respectively.

(3)
The certificate of deposit is considered restricted because it is collateral for the June 18, 2010, note payable to the Division of Economic Development of Salt Lake City Corporation as shown in Note 7 below.

Note 5 – Derivative Liability

As of September 30, 2012 the Company had a $186,504 derivative liability balance on the balance sheet, and for the nine months ended September 30. 2012, the Company recorded a $57,532 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

Asher Enterprises, Inc.

As discussed in Note 7 – “Notes Payable”, during 2011 and 2012, Green issued an aggregate of $197,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to November 6, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion.  Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the Asher Notes is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $269,507.  Of the total, $197,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes.  $72,007 was charged to operations as non-cash interest expense. The fair value of $269,507 was recorded as a derivative liability on the balance sheet.

The debt discount for the Asher Notes is amortized over the life of the notes (approximately nine months each). On September 30, 2012, Green marked-to-market the fair value of the derivative liabilities related to the Asher Notes and determined an aggregate fair value of $115,936 and recorded a $64,464 gain from change in fair value of derivatives for the nine months ended September 30, 2012. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 463%, (3) risk-free interest rate of 0.06%, (4) expected life of 0.1 to 0.3 of a year, and (5) estimated fair value of Green’s common stock of $0.00005 to $.00008 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 5 – Derivative Liability (continued)

Eastshore Enterprises, Inc.

As discussed in Note 7 – “Notes Payable”, on August 17, 2012, Green issued a $35,000 Convertible Promissory Note to Eastshore Enterprises, Inc. (“Eastshore Note”) that matures August 17, 2014. The Eastshore Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 54% discount to the market price of the lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion.  Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the Eastshore Note is carried on Green’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The fair value of the derivative at the inception date of the Eastshore Note was $63,636.  Of the total, $35,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the note.  $28,636 was charged to operations as non-cash interest expense. The fair value of $63,636 was recorded as a derivative liability on the balance sheet.

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two year). On September 30, 2012, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $70,568 and recorded a $6,932 loss from change in fair value of derivative for the nine months ended September 30, 2012. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 463%, (3) risk-free interest rate of 0.23%, (4) expected life of 1.9 years, and (5) estimated fair value of Green’s common stock of $0.0001 per share.

Note 6 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture.  In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800.  As of September 30, 2012 and December 31, 2011, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 6 – Related Party Transactions (continued)

	September 30,	December 31,
	2012	2011
Convertible Debenture - Related Party
Principal amount	$2,359,800	$2,359,800
Debt discount	(69,915)	(79,307)
Convertible debenture, net of debt discount	$2,289,885	$2,280,493

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	(13,983)	(15,861)
Convertible debenture, net of debt discount	$486,017	$484,139

Convertible Debenture - Totals
Principal amount	$2,859,800	$2,859,800
Debt discount	(83,898)	95,168
Convertible debenture, net of debt discount	$2,775,902	$2,764,632

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Principal balance	$2,359,800	$2,359,800
Accrued interest	119,621	627,106
Total	$2,479,421	$2,986,906

As of September 30, 2012 and December 31, 2011, amounts due to related parties are $279,986 and $845,997, respectively. The $279,986 consists of $119,621 of accrued interest from the convertible debenture as shown in the table above and $160,365 from various amounts owed to Nexia and its subsidiaries. The $845,997 consists of $627,106 of accrued interest from the convertible debenture as shown in the table above and $218,891 from various amounts owed to Nexia and its subsidiaries.

On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 12,866,000 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $0.005 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 6 – Related Party Transactions (continued)

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

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to September 30, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

During the nine months ended September 30, 2012, the Company reduced accounts payable and accrued expenses due to related parties from $218,891 to $160,365.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 7 – Notes Payable

A summary of notes payable and capital leases payable as of September 30, 2012 and December 31, 2011 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2012	2011
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Chase Bank (3)	7.24%	2/13/2015	-	28,463
Salt Lake City Corporation (4)	3.25%	6/18/2015	58,650	73,294
William and Nina Wolfson (5)	11.00%	2/2/2016	44,944	-
Castleton Equipment (7)	16.96%	4/23/2016	49,206	-
Time Payment Corp (8)	17.75%	9/5/2016	16,341	-
Cyprus Credit Union (9)	2.69%	12/5/2014	22,959	-
Salt Lake City Corporation (10)	5.00%	9/1/2017	50,000	-
Total			413,100	272,757
Less: Current portion			(235,300)	(200,629)
Long-term portion			$177,800	$72,128

A summary of convertible notes payable as of September 30, 2012 and December 31, 2011 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2012	2011
Asher Enterprises, Inc. (2)*	22.00%	1/9/2012	$-	$60,500
Asher Enterprises, Inc. (2)*	22.00%	3/16/2012	3,000	32,500
Asher Enterprises, Inc. (2)*	22.00%	4/25/2012	25,000	25,000
Asher Enterprises, Inc. (2)*	22.00%	9/12/2012	22,500	22,500
Asher Enterprises, Inc. (2)*	8.00%	11/6/2012	42,500	-
Southridge Partners II, LP (11)	0%	2/28/2013	75,000	-
Eastshore Enterprises, Inc. (12)	8.00%	8/17/2014	35,000	-
Debt discount - convertible notes, net			(63,185)	(41,793)
Total, net			139,815	98,707
Less: Current portion			(137,705)	(98,707)
Long-term portion			$2,110	$-
*	For all Asher notes payable, the interest rate increases from 8% to 22% after the maturity date.

A summary of the related party note payable as of September 30, 2012 and December 31, 2011 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2012	2011
Wasatch Capital Corp. (related party) (6)	5.00%	11/10/2018	$-	$105,000
Total, net			-	105,000
Less: Current portion			-	-
Long-term portion			$-	$105,000

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 7 – Notes Payable (continued)

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of September 30, 2012 and December 31, 2011, accrued interest reported in accounts payable and accrued expenses was $34,200.

(2)
During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012.  The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum.  At the holder’s option, the notes can be converted into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Upon maturity of a given note, the interest rate increases to 22%.  As of September 30, 2012 $107,500 of principal and interest on the notes had been converted into 772,615,443 shares of common stock.  As of September 30, 2012, the notes are considered in default. Accordingly, a loss contingency of $52,997 has been recorded, which is calculated by multiplying the September 30, 2012 principal balance on the notes of $93,000 plus $12,993 in accrued interest ($105,993 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of September 30, 2012 $158,989. The Company is working on a cure for the default.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 5).

(3)
On January 6, 2010, Landis Salons, Inc. received a loan in the amount of $51,930 from Chase Bank for the financing of a Company truck. The loan has a maturity date of February 13, 2015 and bears interest at the rate of 7.24% per annum. Principal and interest payments of $899 are made monthly over a five year term commencing February 2010. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. The loan was refinanced and paid off on September 5, 2012. As of September 30, 2012, the note balance is $0.  Principal payments made on the note during the nine months ended September 30, 2012 amounted to $28,463. See loan #9 below for details of the new, refinanced note.

(4)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered restricted because it is collateral for the loan. As of September 30, 2012, the note balance is $58,650.  Principal payments made on the note during the nine months ended September 30, 2012 amounted to $14,643.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 7 – Notes Payable (continued)

(5)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note.  As of September 30, 2012, the note balance is $44,944.  Principal payments made on the note during the nine months ended September 30, 2012 amounted to $5,056.

(6)
On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. The note bears 5% per year simple interest and accrues until the November 10, 2018 maturity date at which time accrued interest and principal are due in one payment. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000.  On September 28, 2012, Landis II entered into a Release and Termination of Note Pledge Agreement where in it was agreed that the trust deed that was pledged as collateral pursuant to the July 10, 2010 Note Pledge Agreement between Landis II and its landlord be cancelled, therefore the balance at September 30, 2012 was $0.  Even though the note has been cancelled, accrued interest on the note as of September 30, 2012 was $11,661 and is still due.

(7)
On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation.  The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535.  Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016.  Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount.  The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease.  As of September 30, 2012, the note balance is $49,206.  Principal payments made on the note during the nine months ended September 30, 2012 amounted to $4,025.

(8)
On July 26, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with Time Payment Corporation.  The lease agreement requires 48 monthly payments of principal and interest in the amount of $485.  Interest is at the rate of 17.75% per year and the maturity date is September 5, 2016.  Landis has the option to purchase the leased salon equipment at maturity for $2,178 or less. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease.  As of September 30, 2012, the note balance is $16,341.  Principal payments made on the note during the nine months ended September 30, 2012 amounted to $485.

(9)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck.  The loan replaced the loan for the truck to Chase bank (see loan #3 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of September 30, 2012, the note balance is $22,959.  No payments were made on the note during the nine months ended September 30, 2012.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 7 – Notes Payable (continued)

(10)
On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012.  The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of September 30, 2012, the note balance is $50,000.  No payments were made on the note during the nine months ended September 30, 2012.

(11)
On August 15, 2012, the Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 10). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due.  The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion.  The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of September 30, 2012, the balance of the note was $75,000 and the balance of the debt discount was $24,637. No payments were made on the note during the nine months ended September 30, 2012.

(12)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum.  After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of September 30, 2012, none of the note had been converted into shares of common stock.  As of September 30, 2012, the balance of the note was $35,000 and the balance of the debt discount was $32,890. No payments were made on the note during the nine months ended September 30, 2012.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 5).

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 8 – Stockholders’ Deficit (continued)

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

As of September 30, 2012 and December 31, 2011, Green had 10,000,000 and 5,850,000 shares of Supervoting Preferred stock issued and outstanding, respectively; and, 553,494 and 630,732 shares of convertible Series B Preferred stock issued and outstanding, respectively.

During the nine months ended September 30, 2012, the Board of Directors approved the conversions of 27,238 shares of Series B Preferred shares into 621,713,333 shares of Common Stock. The shares were converted at prices per share of $.00012 to $.0002 based on the conversion provisions for the Series B Preferred Stock designation.

Common Stock

On March 29, 2012, the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock from 2,500,000,000 to 10,000,000,000.  This action was taken after notice to the shareholders and having consent from a majority of the voting rights.  The par value per share is $0.001. As of September 30, 2012, Green had 4,180,155,815 shares of Common stock issued and outstanding.

During the nine months ended September 30, 2012, the Board of Directors approved the conversions of $93,000 of the Convertible Notes held by Asher Enterprises, Inc. ($90,000 principal and $3,000 of interest) into 736,292,560 shares of Common Stock. The shares were converted at prices per share of $.00006 to $.00023 based on the conversion provisions of the convertible notes.

During the nine months ended September 30, 2012, 146,000,000 shares of common stock were issued to employees pursuant to the exercise of their stock options.  Proceeds from the exercising of these stock options was $23,985.

During the nine months ended September 30, 2012, the Board of Directors approved the conversions of 27,238 shares of Series B Preferred shares into 621,713,333 shares of Common Stock. The shares were converted at prices per share of $.00012 to $.0002 based on the conversion provisions for the Series B Preferred Stock designation.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

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

Under the Plan and during the nine months ended September 30, 2012, the company granted 146,000,000 stock options to four employees for services. For the nine months ended September 30, 2012, stock-based compensation expense was $71,774 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant.  The weighted average components used for the calculation of the fair value for the options granted were approximately:  $.0004 – exercise price, one year term, 502% volatility, and a .18% risk free rate. The income tax benefit related to the stock-based compensation expense during the period was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at September 30, 2012, was $0. As of September 30, 2012, 206,000,000 shares under the grants had been exercised and there were no unexercised grants.  Shares available for future stock-based compensation grants were 94,000,000 as of September 30, 2012.

Note 10 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement.  The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement (see Note 7).

Note 11 – Depository Trust Company

On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company.  The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC.  The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock.  The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012.  The Company filed an objection to the Deposit Chill and has retained legal counsel that is working with the DTC to remove the Deposit Chill and any restrictions on the deposit of additional shares with the DTC.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2012 (Unaudited)

Note 12 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the nine months ended September 30, 2012, Green had negative working capital of $1,229,678 and a net loss of $527,304, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 13 – Subsequent Events

During the period from October 3, 2012 through October 19, 2012, investors converted 6,016 shares of Convertible Preferred Stock into 272,883,333 shares of Common Stock at per share prices ranging from $.0001 to $.00012 based on the conversion provisions for the Series B Preferred Stock designation.

On November 5, 2012, Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.  In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $242,100.  Subsequent to September 30, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K/A for the fiscal year ended December 31, 2011 and Form 10-Q/A for the quarter ended September 30, 2011. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of September 30, 2012, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the newly developed City Creek Mall in Salt lake City, Utah.

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

Additional information on Landis can be found on its website at: www.landissalons.com
Additional information on Green can be found on its website at: www.green-endeavors.com

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011.

For the three and nine months ended September 30, 2012, we operated three wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

For the three and nine months ended September 30, 2011, we owned and operated two wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. As compared to the respective prior fiscal year, revenues increased 10.3% to $780,597 during the three months ended September 30, 2012 and increased 10.5% to $2,273,266 during the nine months ended September 30, 2012.

Three months ended September 30, 2012 and 2011

The following table shows the increase in revenues by type for the three months ended September 30, 2012 compared to September 30, 2011. This increase in revenues is primarily because of the continued growth of the newer Landis Salons II, Inc. salon and the addition of the LEC.

	Three Months Ended
	September 30,	September 30,
	2012	2011	Change
Services	$582,206	$549,357	$32,849
Product	198,391	158,406	39,985
Total revenue	$780,597	$707,763	$72,834

Nine months ended September 30, 2012 and 2011

The following table shows the increase in revenues by type for the nine months ended September 30, 2012 compared to September 30, 2011. This increase in revenues is primarily because of the continued growth of the newer Landis Salons II, Inc. salon and the addition of the LEC.

	Nine Months Ended
	September 30,	September 30,
	2012	2011	Change
Services	$1,720,496	$1,567,357	$153,139
Product	552,770	490,798	61,972
Total revenue	$2,273,266	$2,058,155	$215,111

Costs of Revenue

Three months ended September 30, 2012 and 2011

Costs of service and product revenue for the three months ended September 30, 2012, increased to $464,373 as compared to 323,072 for the three months ended September 30, 2011, an increase of 44%. This increase over the comparable quarterly periods is primarily attributable to the addition of the new LEC store that was not present in 2011. The LEC store is primarily a product sales store and there are more costs associated with the operation of this store.

Cost of services revenue for the three months ended September 30, 2012, increased to $345,870 as compared to $248,329 for the three months ended September 30, 2011. Cost of product revenue for the three months ended September 30, 2012, increased to $118,503 as compared to $74,743 for the three months ended September 30, 2011.

The following table shows cost of revenue by type as a percentage of related revenue:

	Three Months Ended
	September 30,	September 30,
	2012	2011
Services	59.4%	45.2%
Product	59.7%	47.2%

The above table shows a cost of services revenue for the three month period ended September 30, 2012 at 14.2% higher as compared to the three month period ended September 30, 2011.  This increased service cost is primary due to an increased cost of professional products used for services and also increased payroll and related costs.  The 12.5% higher amount of product costs for the same comparable period is primarily due to an overall increased cost of retail product prices.  Another significant increase of product costs is from the addition of the new retail product store and operations from Landis Experience Center, LLC.  The product sales for this new store include payroll and related costs whereas in the prior period of 2011 the store was not in operation.

Nine months ended September 30, 2012 and 2011

Cost of service and product revenue for the nine months ended September 30, 2012, increased to $1,308,091 as compared to $1,108,818 for the nine months ended September 30, 2011, an increase of 18%. This increase over the comparable quarterly periods is primarily attributable to the addition of the new LEC store that was not present in 2011.

The following table shows cost of revenue by type as a percentage of related revenue:

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Services	58.4%	54.7%
Product	54.9%	51.3%

The above table shows a cost of services revenue for the nine month period ended September 30, 2012 at 3.7% higher as compared to the nine month period ended September 30, 2011.  This increased service cost is primary due to an increased cost of professional products used for services and also increased payroll and related costs.  The 3.5% higher amount of product costs for the same comparable period is primarily due to an overall increased cost of retail product prices.  Another significant increase of product costs is from the addition of the new retail product store and operations from Landis Experience Center, LLC in the last three months of the nine month period ending September 30, 2012.  The product sales for this new store include payroll and related costs whereas in the prior period of 2011 the store was not in operation.

Operating Expenses

Three months ended September 30, 2012 and 2011

The following table shows general and administrative expenses for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,	September 30,
	2012	2011	Change
Salaries and wages	$104,727	$90,796	$13,931
Rent	60,351	38,891	21,460
Advertising	14,310	29,826	(15,516)
Credit card merchant fees	15,112	13,890	1,222
Insurance	14,817	12,095	2,722
Utilities and telephone	13,383	10,650	2,733
Professional services	103,858	23,547	80,311
Repairs and maintenance	8,617	5,551	3,066
Dues and subscriptions	5,968	3,604	2,364
Office expense	8,668	7,888	780
Travel	12,417	4,135	8,282
Investor relations and company promotion	1,453	-	1,453
Other	3,892	12,096	(8,204)
Total general and administrative expenses	$367,573	$252,969	$114,604

The increase in general and administrative expenses over the comparable quarterly period is primarily due to increases in salaries and wages and professional services. While salaries and wages increased partially due to additional personnel, most of the increase in general and administrative expenses is due to an $80,311 increase of professional services.  This increase was primarily due to the $75,000 fee for entering into and preparation of an Equity Purchase Agreement with Southridge Partners II, LP during the three months ended September 30, 2012 that was not present for the same period in 2011. There was also a $21,460 and a $13,931 increase in rent and salaries and wages, respectively, primarily from the opening of the LEC store for the three months ended September 30, 2012.

Depreciation expense for the three months ended September 30, 2012, increased to $32,977 from $22,330 for the three months ended September 30, 2011. The increase is primarily due to an increase in leasehold improvements of the new LEC store during the three months ended September 30, 2012.

Nine months ended September 30, 2012 and 2011

The following table shows general and administrative expenses for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,	September 30,	Change
	2012	2011
Salaries and wages	$386,078	$250,493	$135,585
Rent	139,958	117,201	22,757
Advertising	54,417	85,175	(30,758)
Credit card merchant fees	39,511	34,871	4,640
Insurance	41,818	34,704	7,114
Utilities and telephone	35,642	32,610	3,032
Professional services	192,258	118,182	74,076
Repairs and maintenance	18,572	11,945	6,627
Dues and subscriptions	14,854	12,537	2,317
Office expense	34,692	20,059	14,633
Travel	21,429	9,262	12,167
Investor relations and company promotion	62,691	-	62,691
Other	18,012	37,428	(19,416)
Total General and administrative expenses	$1,059,932	$764,467	$295,465

The increase in general and administrative expenses over the comparable period is primarily due to increases in salaries and wages, professional services, and investor relations and company promotion. Salaries and wages increased primarily due to additional personnel and also $71,774 of employee stock option compensation expense that was not present in the prior comparative period. Professional services increased primarily due to the $75,000 fee for entering into and preparation of an Equity Purchase Agreement with Southridge Partners II, LP during the nine months ended September 30, 2012 that was not present for the same period in 2011. The Company also decreased advertising by $30,758 to put more effort into investor relations and company promotion, which increased by $62,691.  Office expense and rent also increased by $14,637 and $22,757, respectively, primarily due to an increase in related expenses including the additional initial expenses from the addition of the LEC store.

Depreciation expense for the nine months ended September 30, 2012, increased to $90,512 from $69,644 for the nine months ended September 30, 2011. The increase is primarily due to an increase in property, plant, and equipment and the leasehold improvements of the new LEC store during the nine months ended September 30, 2012.

Other Expense

Three months ended September 30, 2012 and 2011

Other expense for the three months ended September 30, 2012, decreased to $55,712 from $94,434 for the three months ended September 30, 2011, a decrease of $38,722. This decrease over the comparable quarterly period is primarily due to a $36,138 increase in the gain on derivative fair value adjustment and a $17,185 increase in the gain on the adjustment of the default of convertible notes for the period.

Nine months ended September 30, 2012 and 2011

Other expense for the nine months ended September 30, 2012, increased to $342,035 from $269,361 for the nine months ended September 30, 2011, an increase of $72,674. This increase over the comparable quarterly periods is primarily due to an increase of $52,997 in the loss on the default of convertible notes payable and a $47,321 increase in interest expense primarily due to the interest expense associated with amortization of debt discounts and increased debt.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011

We had a working capital deficit of $1,229,678 as of September 30, 2012. Our current assets were $293,852, which consisted of $144,348 in cash, $17,097 in accounts receivable, $131,622 in inventory, and $785 in prepaid expenses. Our total assets were $956,728, which included $597,936 in property and equipment (net), and $64,940 in other assets. Our current liabilities were $1,523,530, including $632,560 in accounts payable and accrued expenses, $279,986 in amounts due to related parties, $235,300 in the current portion of notes and capital leases payable, $51,475 in deferred revenue, and a $186,504 derivative liability. Our long-term liabilities were $2,955,812. Our total stockholders’ deficit at September 30, 2012 was $3,522,614.

We had a working capital deficit of $1,399,631 as of December 31, 2011. Our current assets were $213,840, which consisted of $97,983 in cash, $109,470 in inventory, $6,244 in prepaid expenses and $143 in accounts receivable. Our total assets were $1,036,562, which included $420,093 in property and equipment (net), and $402,629 in other assets. Our current liabilities were $1,613,471, including $293,906 in accounts payable and accrued expenses, $845,997 in amounts due to related parties, $200,629 in the current portion of notes payable, $57,823 in deferred revenue, and a $116,409 derivative liability.  Our long-term liabilities were $2,941,760. Our total stockholders’ deficit at December 31, 2011, was $3,518,669.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.

Nine months ended September 30, 2012 and 2011

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by operating activities for the nine months ended September 30, 2012 was $192,536 as compared to $(19,029) used in operating activities for the nine months ended September 30, 2011. This $211,565 change in cash provided by operating activities over the comparable period is primarily due to a $316,240 change in accounts payable and accrued expenses and an $83,950 net change in related party debt activities. The Company's net loss for the same comparable period increased by $373,169, which is partially offset by $71,774 of stock based compensation, $52,997 of loss contingency, and $75,000 of professional fees that were not present all of which were present in the current year that were not present in the prior year.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next 12 months.

Cash Flows from Investing Activities

Nine months ended September 30, 2012 and 2011

Cash flow used in investing activities for the nine months ended September 30, 2012 was $198,300 as compared to $12,042 for the nine months ended September 30, 2011. The increase in cash flow used in investing activities is primarily due to purchase of salon equipment and increased leasehold improvements due to the opening of the new LEC store.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Nine months ended September 30, 2012 and 2011

Cash flow provided by financing activities for the nine months ended September 30, 2012 was $52,129 as compared to $51,512 that was provided by financing activities for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the Company paid $104,644 of related party debt, received $62,500 in convertible notes payable, and received $23,985 from the exercising of stock options.  for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2012, the Company paid $120,609 more in notes payable and received 65,000 more in proceeds from the sale of preferred stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,229,678 as of September 30, 2012. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

On October 27, 2008, we adopted The 2008 Benefit Plan of Green Endeavors, Inc. (the “Plan”) pursuant to which we may issue stock, or grant options to acquire our Voting Common Stock, par value $0.001 or our Series B Preferred Stock, par value $0.001(the “Stock”), to our employees or employees of our subsidiaries, on the terms and conditions set forth in the Plan (“Benefits”). The Plan is intended to aid us in maintaining and developing a management team, attracting qualified officers and employees capable of contributing to our future success. In addition, at the discretion of the Board of Directors, Benefits may be granted under this Plan to other individuals, including consultants or advisors, who contribute to our success or to the success of our subsidiaries, provided that bona fide services are rendered and such services are not in connection with the offer or sale of securities in a capital-raising transaction. No Stock may be issued, or options granted under the Plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for our securities. We have issued 191,000 shares of Series B Preferred stock pursuant to the Plan as of September 30, 2012.

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

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to September 30, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

On November 5, 2012 Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.   In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $242,100.  Subsequent to September 30, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

We do not intend to pay cash dividends in the foreseeable future.

We expect to purchase property or equipment as part of our normal ongoing operations.

Going Concern

Our audit opinion for the year ended December 31, 2011 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.

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

Based on his evaluation as of September 30, 2012, our CEO / CFO has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2011 and 2010, occurred during the nine months ended September 30, 2012.

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
• loss of any strategic relationship;
• economic and other external factors; and,
• period-to-period fluctuations in our financial results.
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

During nine month period ended September 30, 2012, 146,000,000 shares of common stock were issued to four employees pursuant to the exercise of their stock options.

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

On May 22, 2012, the Company received a notice of Default from Asher Enterprises Inc. (“Asher”) based upon the failure of the Company to have remained in full compliance with its reporting requirements of the Exchange Act due to the late filing of its first quarter 10-Q.  The demand is for payment of all principal, interest, and penalties due under the five notes between the Company and Asher.  The notice of default demands a payment of $296,250 as of May 22, 2012.  On September 30, 2012, as a result of the default notice, the Company recorded a contingency loss of $52,997, which is calculated by multiplying the September 30, 2012 principal balance on the notes of $93,000 plus $12,993 in accrued interest ($105,993 combined) by 50% per the terms of the notes thus bringing the amount owed to Asher as of September 30, 2012 $158,989. The Company is working on a cure for the default.

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

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company.  The assets included in the secured interest include: inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to September 30, 2012, Mr. Surber is continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

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

On September 7, 2012, the Board of Directors approved the Directors approved the conversion of 2,960 shares of Series B Preferred Stock held by Southridge Partners II, LP into 123,333,333 shares of Common Stock.  The shares were converted at $0.00012 per share based on the conversion provisions for the Series B Preferred Stock designation.

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

Subsequent Events

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

On November 5, 2012 Landis Salons II, Inc. entered into a Promissory Note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned.  The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber.  Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.   In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $242,100.  Subsequent to September 30, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries.  The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	8% Convertible Promissory Note issued February 2, 2012, to Asher Enterprises, Inc.	10-K	000-54018	10(i)	4/16/2012
10(ii)	11% Promissory Note issued February 27, 2012 to William and Nina Wolfson	10-K	000-54018	10(ii)	4/16/2012

10(iii)	May 22, 2012 Security Agreement with Richard Surber, CEO of the Company	10-Q	000-54018	10(iii)	1/30/2012
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: April 2, 2013	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: April 2, 2013	By: /s/ Richard D. Surber
Richard D. Surber
Chief Financial Officer