Form 10-K
period 2012-12-31
Green Endeavors, Inc.
filed 2013-07-30
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________.

Commission file number 000-54018

GREEN ENDEAVORS, INC.
(Exact name of registrant as specified in its charter)
Utah	27-3270121
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
59 West 100 South, 2nd Floor, Salt Lake City, Utah 84101
(Address of Principal Executive Offices) (Zip Code)
(801) 575-8073
(Registrant's Telephone Number, including Area Code)
None
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Names of Each Exchange on which Registered
$0.0001 Common Stock	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No  X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer Yes No X Accelerated filer Yes No X	Non-accelerated filer Yes No X Smaller reporting company Yes X No
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2012 was $117,479.

On July 29, 2013, approximately 30,562,947 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding. DOCUMENTS INCORPORATED BY REFERENCE
None

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

A third location opened in August of 2012, and operates as an Aveda™ Experience Center in the newly developed City Creek Center located the central business district of Salt lake City, Utah.  Aveda Experience Centers operate as retail outlets of Aveda™ branded products, including the full lines of hair care products, makeup, and skin care. The Experience Center also serves as a resource where potential clients can be referred to and make appointments for services at the two Landis Lifestyle Salons.

Salon operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy, which educates and prepares future staff about the culture, services, and products provided by the salon. The design of the salons is intended to look modern and feel comfortable, appealing to both genders, and all age groups.

Additional information on Landis can be found on its website at www.landissalon.com

Products and Services

The salons offer high quality hair care and other salon services such as makeup, skin care and nail care. The salons incorporate the use of the Aveda line of products in all the services performed and exclusively offer Aveda retail product for sale. The Aveda brand, owned by Estee Lauder Companies, Inc., manufactures professional plant-based hair care, skin care, makeup, Pure-Fume™, and other lifestyle products. The products used during services and which are available for purchase, include the following for both men and women:

•	Hair care - hair color and styling products, shampoos, conditioners and finishing sprays.
•	Makeup - lipsticks, lip glosses, mascaras, foundations, eye shadows, nail polishes-remove nail polishes and powders.
•	Skincare - moisturizers, creams, lotions, cleansers and sunscreens.
•	Fragrance - oils, candles, and a variety of fragrance products used on hair, the body, and in the home.

These products are sold directly to a broad consumer base for personal use. Therefore, we do not rely on any single customer for product sales.

Marketing and Sales

The target market for the salons are 70% female and 30% male, seeking customers with high expectations at a reasonable cost. The average customer in Salt Lake City is expected to visit the salon 6-8 times per year and spend an average of $66 on services and purchase about $16 of Aveda products per visit.

The Liberty Heights location was selected for its central location, high income demographics within easy driving distance, and the trendy nature of the area. The Marmalade location was chosen because of the high traffic count, high visibility, easy access from an I-15 freeway exit, trendy up and coming neighborhood, high income demographics within a 1 mile area east of the salon, ample parking, proximity to the new City Creek Shopping mall and the modern building that houses our facility. The primary marketing efforts of the salons continue to be word of mouth, supplemented by targeted advertising campaigns and referrals from existing customers. Our marketing campaigns are heavily focused on organically ranking under certain search terms online, and online sites such as Yelp and CitySearch, coupled with other social media sites.  The Landis Aveda Experience Center opened in August of 2012 in City Creek Center, the newest shopping mall located in downtown Salt Lake City and is a first class mall covering most of two city blocks with numerous high quality and attractive tenants.

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

Employees

As of December 31, 2012, Landis employed 85 individuals, with approximately 80 providing salon and support services and 5 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.

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

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $500,000. This primarily consists of the costs associated with our financial statement reporting obligations and costs associated with future expansion plans in 2013. At this time, we are still in the process of identifying additional salon locations within the Salt Lake valley. The funding for our operations will primarily come from private investors purchasing our stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

The voting control held by Nexia Holdings Inc. creates an anti-takeover or change of control limitation. Nexia currently holds voting control of the Company through its ownership of Supervoting preferred stock.

The 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 11,776,316 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,011,776,316 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

We believe that the economic downturn slightly affected our financial results for the fiscal year ended December 31, 2012, with some increase in sales from the previous year. However, we continue to have sales in the first months of 2013 increase from the comparable months of 2012. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

Our salons offer the Aveda™ line of products, which are used almost exclusively in the services provided to customers of the salon and offered for retail sale at the salon location. Loss of the Aveda™ product line would have a significant and negative impact on the operation of the salons and their ability to generate revenues from either retail sales of health and beauty products or from providing services to consumers at the salon. We believe that the high quality and reputation of this line of products is key to our current operations and future success.

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

The nature of our business involves processing, transmission and storage of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations.  Our internal reviews of our procedures help to insure that our efforts to protect this information are working and will protect this personal information from disclosure.

Our stock price may be volatile.

The market price of our common stock is highly volatile and fluctuates widely in price in response to various factors, many of which are beyond our control, including the following:

•	Significant dilution
•	Our services or our competitors
•	Additions or departures of key personnel
•	Our ability to execute our business plan
•	Operating results that fall below expectations
•	Loss of any strategic relationship
•	Economic and other external factors
•	Period-to-period fluctuations in our financial results

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease three facilities for our salon and experience center operations in Salt Lake City Utah. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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

On March 10, 2012, we signed a lease through a newly formed subsidiary, Landis Experience Center, LLC to operate an Aveda™ experience center in the newly opened City Creek Center located in downtown Salt Lake City, Utah.  This 430 square foot store will focus on the sale of products only, no salon services will be provided.  The lease is for a period of seven years beginning when the store opened in August of 2012.

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

While not a matter of litigation the following matter has resulted in significant or material effects upon the Company that is difficult to quantify.  On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company.  The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC.  The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock.  The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012.  The Company filed an objection to the Deposit Chill and retained legal counsel to work with the DTC to remove the Deposit Chill and any restrictions on the deposit of additional shares with the DTC. The Deposit Chill was removed June 6, 2013.

At the current time there are no material pending legal proceedings to which Green or its subsidiaries are parties.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2012 no matters were brought to a vote of security holders.

Subsequent Event

On or about March 22, 2013 the Company received the consent of a majority of the voting rights of the shareholders of the Company to carry out a reverse stock split of the common stock of the Company on the basis of one share for each two hundred shares of outstanding common stock and to change the par value of the common stock to $0.0001.  The action as proposed was approved by the Board of Directors and notice was provided through the filing of a Form 14C Information Statement with the SEC and the reverse stock split was effective as of April 10, 2013.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Pink Sheets under the symbol GRNE. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. Currently, there are no securities authorized for issuance and no compensation plans in place. All share and per share information included in this Annual Report on Form 10-K has been adjusted to reflect our August 2010 five for one forward stock split and the April 2013 one for two hundred reverse stock split.

As of July 12, 2013, we had approximately 3,500 registered stockholders and approximately four beneficial owners of our common stock.

The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2012:

	High	Low
2011
First Quarter	$1.300	$0.640
Second Quarter	$2.000	$0.420
Third Quarter	$0.006	$0.001
Fourth Quarter	$1.240	$0.020

2012
First Quarter	$0.240	$0.020
Second Quarter	$0.140	$0.020
Third Quarter	$0.080	$0.020
Fourth Quarter	$0.040	$0.020

2013
First Quarter	$0.020	$0.020
Second Quarter	$0.065	$0.005

Unregistered Sales of Equity Securities

On January 11, 2012, the Board of Directors approved the conversion of $4,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 105,263 shares of Common Stock.  The shares were converted at $0.038 per share which was the conversion price provided for by the terms of the note.

On January 13, 2012, the Board of Directors approved the conversion of $5,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 131,579 shares of Common Stock.  The shares were converted at $0.038 per share which was the conversion price provided for by the terms of the note.

On January 24, 2012, the Board of Directors approved the conversion of $5,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 136,364 shares of Common Stock.  The shares were converted at $0.038 per share which was the conversion price provided for by the terms of the note.

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

On February 17, 2012, the Board of Directors approved the conversion of $3,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 148,333 shares of Common Stock.  The shares were converted at $0.024 per share which was the conversion price provided for by the terms of the note.

On February 23, 2012, the Board of Directors approved the conversion of $3,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 143,333 shares of Common Stock.  The shares were converted at $0.024 per share which was the conversion price provided for by the terms of the note.

On February 29, 2012, the Board of Directors approved the conversion of 3,500 Series B Preferred shares into 175,000 shares of Common Stock for an investor. The shares were converted at $0.10 per share which was the quoted closing price on the date the conversion request was received from the shareholder.

On March 2, 2012, the Board of Directors approved the conversion of $6,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 157,895 shares of Common Stock.  The shares were converted at $0.038 per share which was the conversion price provided for by the terms of the note.

On March 14, 2012, the Board of Directors approved the conversion of $7,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 152,174 shares of Common Stock.  The shares were converted at $0.046 per share which was the conversion price provided for by the terms of the note.

On March 16, 2012, the Board of Directors approved the conversion of 3,888 Series B Preferred shares into 194,400 shares of Common Stock for an investor.  The shares were converted at $0.10 per share which was the quoted closing price on the date the conversion request was received from the shareholder.

On March 29, 2012, the Board of Directors approved the conversion of 2,400 Series B Preferred shares into 200,000 shares of Common Stock for an investor. The shares were converted at $0.06 per share which was the quoted closing price on the date the conversion request was received from the shareholder.

On March 30, 2012, the Board of Directors approved the conversion of 2,400 Series B Preferred shares into 200,000 shares of Common Stock for an investor. The shares were converted at $0.06 per share which was the quoted closing price on the date the conversion request was received from the shareholder.

On April 17, 2012, the Board of Directors approved the conversion of $9,500 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 206,522 shares of Common Stock.  The shares were converted at $0.046 per shares which was the conversion price provided for by the terms of the note.

On April 27, 2012, the Board of Directors approved the conversion of $8,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 250,000 shares of Common Stock.  The shares were converted at $0.032 per shares which was the conversion price provided for by the terms of the note.

On April 27, 2012, the Company authorized the issuance of 4,150,000 shares of Supervoting Preferred Stock to Nexia Holdings Inc. in exchange for $144,558 in accrued interest settlement of related party obligations owed to Nexia by the Company that will be removed from the Company’s liabilities.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 23, 2012, the Company authorized the issuance of 10,526,316 shares of common stock to Nexia Holdings Inc. in exchange for $400,000 in accrued interest settlement of related party obligations owed to Nexia by the Company that will be removed from the Company’s liabilities.  The shares were issue with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 24, 2012.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 30, 2012, the Board of Directors approved the conversion of $6,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 250,000 shares of Common Stock.  The shares were converted at $0.032 per shares which was the conversion price provided for by the terms of the note.

On June 6, 2012, the Board of Directors approved the conversion of 10,400 shares of Series B Preferred Stock held by two investors into 1,300,000 shares of Common Stock.  The shares were converted at $0.04 per share based on the conversion provisions for the Series B Preferred Stock designation.

On July 12, 2012, the Board of Directors approved the conversion of $3,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 250,000 shares of Common Stock.  The shares were converted at $0.012 per shares which was the conversion price provided for by the terms of the note.

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

On August 16, 2012, the Board of Directors approved the conversion of $2,000 of the April 5, 2011 Convertible Note held by Asher Enterprises, Inc. into 83,333 shares of Common Stock.  The shares were converted at $0.024 per shares which was the conversion price provided for by the terms of the note.

On August 16, 2012, the Board of Directors approved the conversion of $19,000 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 791,667 shares of Common Stock.  The shares were converted at $0.024 per shares which was the conversion price provided for by the terms of the note.

On August 20, 2012, the Board of Directors approved the Directors approved the conversion of 1,690 shares of Series B Preferred Stock held by Southridge Partners II, LP into 211,250 shares of Common Stock.  The shares were converted at $0.04 per share based on the conversion provisions for the Series B Preferred Stock designation.

On September 07, 2012, the Board of Directors approved the Directors approved the conversion of 2,960 shares of Series B Preferred Stock held by Southridge Partners II, LP into 616,667 shares of Common Stock.  The shares were converted at $0.024 per share based on the conversion provisions for the Series B Preferred Stock designation.

On September 7, 2012, Green received a Reset Notice from Southridge Partners II, LP wherein, per the terms of the August 10, 2012 Securities Transfer Agreement, Green is obligated to issue 211,250 shares to Southridge.  The Board of Directors approved the Reset Notice for issuance of the 211,250 shares on September 13, 2012.

On September 10, 2012, the Board of Directors approved the conversion of $10,500 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 875,000 shares of Common Stock.  The shares were converted at $0.12 per shares which was the conversion price provided for by the terms of the note.

On October 3, 2012, the Board of Directors approved the conversion of 3,350 shares of Series B Preferred Stock held by an investor into 697,917 shares of Common Stock.  The shares were converted at $0.024 per share based on the conversion provisions for the Series B Preferred Stock designation.

On October 19, 2012, the Board of Directors approved the conversion of 2,666 shares of Series B Preferred Stock held by an investor into 666,500 shares of Common Stock.  The shares were converted at $0.02 per share based on the conversion provisions for the Series B Preferred Stock designation.

Subsequent Events

On May 22, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock.  The shares were converted at $0.014 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 22, 2013, the Board of Directors approved the conversion of $5,800 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 733,333 shares of Common Stock.  The shares were converted at $0.0075 per shares which was the conversion price provided for by the terms of the note.  This conversion resulted in the final satisfaction of this note.

On May 28, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock.  The shares were converted at $0.014 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 28, 2013, the Board of Directors approved the conversion of 2,600 shares of Series B Preferred Stock held by an investor into 1,069,078 shares of Common Stock.  The shares were converted at $0.012 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 29, 2013 Asher Enterprises, Inc. submitted a conversion request for $3,800 of the July 19, 2011 note into 1,085,714 shares of Common Stock.  The shares were converted at $0.0035 per share which was the conversion price provided for by the terms of the note.

On May 31, 2013, the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock held by an investor into 1,035,197 shares of Common Stock.  The shares were converted at $0.01 per share based on the conversion provisions for the Series B Preferred Stock designation.

On June 11, 2013, the Board of Directors approved the conversion of 2,797 shares of Series B Preferred Stock held by an investor into 1,280,678 shares of Common Stock.  The shares were converted at $0.011 per share based on the conversion provisions for the Series B Preferred Stock designation.

On June 27, 2013, the Board of Directors approved the conversion of $3,500 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. into 1,093,750 shares of Common Stock.  The Shares were converted at $0.0032 per share which was the conversion price provided for by the terms of the note.

In the above transactions, the Board of Directors relied upon Rule 506 of the Securities Act of 1933 in originally issuing the convertible notes or preferred stock and in the subsequent issuances resulting from conversions of the notes and preferred securities into common stock were done pursuant to Rule 4(2) of the Securities Act of 1933 and the resales by the holders were carried out in reliance on Rule 144.

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

As of December 31, 2012, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the newly developed City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the years ended December 31, 2012 and 2011.

For the year ended December 31, 2012, we operated three wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

For the year ended December 31, 2011, we owned and operated two wholly owned subsidiaries.  The two subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2012 and 2011, we had net sales of $3,148,516 and $2,814,026, respectively. Our net sales increased $334,490 or 11.9% for the year ended December 31, 2012 as compared to an increase of $563,028 or 25.0% for the year ended December 31, 2011. The higher than usual 25.0% increase in sales from 2010 to 2011 was primarily due to the fact that 2011 had a complete year of sales from the Marmalade salon as compared to a partial year from the Marmalade salon during 2010.  In addition to Marmalade having a complete year of sales for 2011, the client base increased during 2011 and is still increasing in 2012.  Approximately 24.6% of the 11.9% sales revenue increase from 2011 to 2012 is from the additional $82,285 of sales from the new City Creek store that was not present in 2011.

The following table shows the change in service revenue by salon for the years ended December 31, 2012 and 2011:

	Years Ended		Increase (Decrease)
	December 31,	December 31,	Over Prior Fiscal Year
Salon	2012	2011	Dollar	Percentage
Liberty Heights	$1,661,385	$1,572,863	$88,522	6%
Marmalade	667,165	557,321	109,844	20%
City Creek	580	-	580	n/a
Total Service Revenue	$2,329,130	$2,130,184	$198,946	9%

As can be seen from the above table our Liberty Heights salon experienced a 6% moderate growth of service revenues for the year ending December 31, 2012 as compared to 2011. This increase in service revenue growth is almost all due to an increased client base rather than the price charged for salon services.  The 20% increase in salon service revenues for the same period for our Marmalade salon is also almost all due to an increased client base.  The service revenues for the Marmalade salon is growing faster than the Liberty Heights salon because it is much newer and its client base is growing faster. Service revenue for the City Creek store is $580 and $0 for the years ending December 31, 2012 and 2011, respectively. The City Creek store is a product sales store and has service sales limited to occasional non-hair and massage related sales such as nail services.

The following table shows the change in product revenue by salon for the years ended December 31, 2012 and 2011:

	Years Ended		Increase (Decrease)
	December 31,	December 31,	Over Prior Fiscal Year
Salon	2012	2011	Dollar	Percentage
Liberty Heights	$531,655	$495,352	$36,303	7%
Marmalade	206,026	188,490	17,536	9%
City Creek	81,705	-	81,705	n/a
Total Product Revenue	$819,386	$683,842	$135,544	20%

As can be seen from the above table our Liberty Heights salon experienced 7% growth of product revenues for the year ending December 31, 2012 as compared to 2011. This increase in product revenue growth is primarily due to overall price increases during 2012 and some of it is also due to an increased client base rather than the price charged for salon products.  The 9% increase in salon product revenues for the same period for our Marmalade salon is primarily due to overall price increases during 2012 and partially due to an increased client base.  The product revenues for the Marmalade salon is growing slightly faster than the Liberty Heights salon because it is much newer and its client base is still developing. Product revenue for the City Creek store is $81,705 and $0 for the years ending December 31, 2012 and 2011, respectively. The City Creek store is a new store beginning in August, 2012, which is the reason for $0 product sales in 2011.

Cost of Revenue

The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31,	December 31,
Revenue Type	2012	2011
Services	59.1%	55.7%
Product	57.0%	62.6%

The above table shows the cost of services revenue being 3.3% more for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  This increase in service cost is primary due to an increased cost of payroll and related costs.  The 5.5% decrease in product costs for the same comparable period is primarily due to an increase in product prices charged to customers for product during the year ended December 31, 2012 as compared to December 31, 2011.

Operating Expenses

We had a net loss of $814,334 for the year ended December 31, 2012 as compared to a net loss of $276,264 for the year ended December 31, 2011, which is a $538,070 increase in loss. The single largest account that contributed to this difference is the $183,958 increase in the loss on the fair value adjustment of the derivative liability from 2011 to 2012. The $364,668 increase in general and administrative expenses also contributed to the increases loss as shown in more detail below.

General and administrative

The following table shows General and administrative expense for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31,	December 31,
	2012	2011	Change
Salaries and wages	$494,214	$346,730	$147,484
Rent	232,247	154,615	77,632
Advertising	93,459	96,409	(2,950)
Credit card merchant fees	47,416	39,170	8,246
Insurance	54,361	44,576	9,785
Utilities and telephone	49,072	43,676	5,396
Professional services	235,275	186,571	48,704
Repairs and maintenance	23,204	18,508	4,696
Dues and subscriptions	24,706	19,226	5,480
Office expense	46,135	58,121	(11,986)
Travel	26,359	16,474	9,885
Investor relations and company promotion	63,042	5,767	57,275
Other	25,734	20,713	5,021
Total General and administrative expenses	$1,415,224	$1,050,556	$364,668

The increase in general and administrative expenses over the comparable period is primarily due to increases in salaries and wages, professional services, and investor relations and company promotion. Salaries and wages increased primarily due to additional personnel and also $71,775 of employee stock option compensation expense that was not present in the prior comparative period. Professional services increased primarily due to the $75,000 fee for entering into and preparation of an Equity Purchase Agreement with Southridge Partners II, LP during the year ended December 31, 2012 that was not present in 2011. The Company also put more effort into investor relations and company promotion, which increased by $57,275. With the addition of the LEC store in 2012, payroll and rent also increased by $77,632 and $48,845, respectively.

Depreciation expense for the year ended December 31, 2012 increased to $123,902 from $93,983 for the year ended December 31, 2011. The $29,919 increase normal increases of equipment in 2012 and the leasehold improvements from the addition of Landis Experience Center.

	Years Ended
	December 31,	December 31,
Other Income (Expenses), net	2012	2011	Change
Interest income	$812	$834	$(22)
Interest expense	(238,091)	(214,995)	(23,096)
Interest expense, related parties	(206,590)	(207,743)	1,153
Gain (loss) on derivative fair value adjustment	(94,850)	89,108	(183,958)
Other income (expense)	(42,171)	1,560	(43,731)
Total Other income (expenses), net	$(580,890)	$(331,236)	$(249,654)

Other income (expenses), net, went from $(331,236) for the year ended December 31, 2011 to $(580,890) for the year ended December 31, 2012 for a change of $(249,654) or (75.4)%. This change is primarily due to a $183,958 loss on the derivative fair value adjustment as can be seen in the table above.  There was also a $43,731 change in other income (expense), which was primarily due to the $46,500 expense recorded from the default of the convertible notes payable to Asher Enterprises, Inc.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of December 31, 2012, our principal source of liquidity consisted of $86,586 of cash, as compared to $97,983 as of December 31, 2011. Our primary sources of cash during the year ended December 31, 2012 were customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash in the year ended December 31, 2012 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $(1,315,592) as of December 31, 2012. Our current assets were $226,763, which consisted of $86,586 in cash, $128,650 in inventory, $8,919 in prepaid expenses and $2,608 in accounts receivable. Our total assets were $845,523, which included $561,275 in property and equipment (net), and $57,485 in other assets. Our current liabilities were $1,542,355, including $542,577 in accounts payable and accrued expenses, $59,109 in deferred revenue, $310,349 due to related parties, a derivative liability of $231,179, and $398,711 in the current portion of notes payable. Our long-term liabilities were $3,005,543. Our total stockholders’ deficit at December 31, 2012, was $3,702,375.

Working capital decreased by $84,039 as of December 31, 2012, as compared to December 31, 2011 primarily due to the various changes in current assets and current liabilities that net to the overall change in working capital from 2011 to 2012.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by operating activities for the year ended December 31, 2012 was $178,060 as compared to $(15,608) used in operating activities for the year December 31, 2011. This $193,668 change in cash provided by operating activities over the comparable period is primarily due to a $228,070 change in accounts payable and accrued expenses and a $166,603 change in amounts due to related parties. The Company's net loss for the same comparable period increased by $501,035, which is partially offset by $46,411 of stock based compensation, $46,500 of loss contingency, and $75,000 of professional fees that were not present all of which were present in the current year that were not present in the prior year.

Cash Flows from Investing Activities

Cash flow used in investing activities for the year ended December 31, 2012 was $198,100 as compared to $20,871 for the year ended December 31, 2011. The increase in cash flow used in investing activities is primarily due to purchase of salon equipment and increased leasehold improvements due to the opening of the new LEC store.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the year ended December 31, 2012 was $8,645 as compared to $66,869 that was provided by financing activities for the year ended December 31, 2011. For the year ended December 31, 2012, the Company paid $60,551 of notes payable, $157,693 of related party debt, and $7,554 of capital lease obligations.  For the same period, the Company received $122,958 from the issuance of  notes payable, $25,000 from the issuance of related party notes payable, $62,500 from the issuance of convertible notes payable, and received $23,985 from the exercising of stock options. For the year ended December 31, 2011, the Company paid $27,547 of notes payable and $125,584 of related party debt.  For the same period, the Company received $155,000 from the issuance of convertible notes payable and $65,000 from the issuance of preferred stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

8% Series A Senior Subordinated Convertible Redeemable Debentures

On April 30, 2008, we entered into a stock transfer agreement with our parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. The debenture holder has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.  In February of 2011, DHI transferred the Debenture to Nexia in exchange for the release of debt obligations owed to Nexia by DHI and Nexia is the current holder of the Debenture.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 5, 2012, Green Endeavors, Inc., (the “Company”) formally informed Madsen & Associates CPAs, Inc. of their dismissal as the Company’s independent registered public accounting firm. The report of Madsen & Associates CPAs, Inc. on the Company’s financial statements as of and for the year ended December 31, 2011, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms. During the year ended December 31, 2011, and through October 5, 2012, there have been no disagreements with Madsen & Associates CPAs, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen & Associates CPAs, Inc. would have caused them to make reference thereto in connection with their report on the financial statements for such periods.

On October 5, 2012, the Company engaged Sadler, Gibb & Associates, LLC as its new independent registered public accounting firm. During the two most recent fiscal years and through October 5, 2012, the Company had not consulted with Sadler, Gibb & Associates, LLC regarding any financial matters related to the Company prior to the engagement. From the period of October 5, 2012 through December 31, 2012 there have been no disagreements with Sadler, Gibb & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sadler, Gibb & Associates, LLC would have caused them to make reference thereto in connection with their report on the financial statements for such period.

On October 5, 2012, the Company engaged Sadler, Gibb & Associates, L.L.C. as its new independent registered public accounting firm. During the two most recent fiscal years and through October 5, 2012, the Company had not consulted with Sadler, Gibb & Associates, L.L.C. regarding any financial matters related to the Company prior to the engagement.

A current report on Form 8-K was filed on October 5, 2012 reporting the change in independent registered public accounting firm.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.

The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is performed every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these disclosure controls and procedures and to modifying them as circumstances warrant.

Based on evaluation as of December 31, 2012, the CEO and CFO has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective. We base this analysis on the simple fact that due to the size of the Company there may not be, from time to time, sufficient attention given to the five components of effective internal control over financial reporting as issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The five components are: the control environment, risk assessment, control activities, information and communication, and monitoring activities. We are a small entity that does not have sufficient segregation of duties and we also may not have from time to time sufficient personnel to ensure timely and accurate financial reporting. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Green as of December 31, 2012:

Name	Age	Positions and Offices
Richard D. Surber	40	President, CEO and Director
Logan C. Fast	26	Vice President and Director
Scott C. Coffman	51	CFO and Director

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Richard D. Surber - Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of Nexia Holdings, Inc. since May of 1999. He has been an officer and director of several public companies. He was appointed as president and to the board of directors of Green Endeavors, Inc. in September of 2007. Mr. Surber holds 37,134 shares of Series B Preferred stock and 64,864 shares of Voting Common stock of Green Endeavors, Inc. and may be deemed the beneficial owner of all shares held in the name of Nexia Holdings, Inc. as a result of his position as President and CEO of Nexia, this consists of 10,000,000 shares of Super Voting Preferred and  11,778,288 shares of common stock.

Logan C. Fast - Mr. Fast was appointed to these offices as of August 28, 2008. He is currently working as a grand salon stylist and as an instructor at the Landis Salon locations. Mr. Fast is an Aveda color and cutting "purefessional" with in the Aveda network and frequently instructs stylist around the world on Aveda cutting and color techiniques. Mr. Fast does not hold any position as officer or director of any other publicly held company. Mr. Fast holds 2,000 shares of Series B Preferred stock in Green Endeavors, Inc.

Scott C. Coffman - Mr. Coffman graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Masters of Business Administration and later returned to the University of Utah for additional masters level accounting coursework. He was appointed as CFO on July 2, 2013 and to the Board of Directors of Green Endeavors, Inc. on June 27, 2013. Mr. Coffman holds 16,000 shares of Series B Preferred stock and no shares of Voting Common stock of Green Endeavors, Inc.  Mr. Coffman is also CFO and a director Green's parent company, Nexia Holdings, Inc.

There are no family relationships among any officer or director of Green Endeavors, Inc.

Item 11. Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two years ended December 31, 2012 and 2011:

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Total ($)
Richard D. Surber - President, CEO, CFO, and Director (1)(3)	2012	$77,000	$-	$-	$77,000
	2011	$40,419	$-	$-	$40,419

Richard G. Clegg - former CFO and former Director (1)(3)	2012	$-	$-	$-	$-
	2011	$11,512	$-	$-	$11,512

Logan C. Fast - Vice President, Director (1)(2)(3)	2012	$66,972	$-	$-	$66,972
	2011	$57,301	$-	$-	$57,301

Scott C. Coffman - CFO and Director (4)	2012	$-	$-	$-	$-
	2011	$-	$-	$-	$-

(1)    Compensation for services not related to positions as director.
(2)    Wages received for services performed as a stylist at the salons.
(3)    Mr. Clegg resigned as CFO and Director in October, 2011, and the Board appointed Mr. Surber as CFO at that time.
(4)            Mr. Coffman was appointed as CFO and Director in July and June, 2013, respectively, and does not receive a salary from Green or its subsidiaries at this time. Mr. Coffman is compensated through the Company's parent payroll Company.

No director compensation was paid or accrued during the years ended December 31, 2012 and 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of July 15, 2013, there were 29,600,291 shares of common stock issued and outstanding. (2)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Super voting Preferred ($0.001 par value)	Nexia Holdings, Inc. (1)
	59 West 100 South, 2nd Floor	10,000,000	100%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Richard D. Surber
($0.001 par value)(2)	59 West 100 South, 2nd Floor	37,134	6.32%
	Salt Lake City, Utah 84101
Voting Common Stock	Richard D. Surber
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	64,864	>1%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Logan C. Fast
($0.001 par value)(2)	59 West 100 South, 2nd Floor	2,000	0.34%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Scott C. Coffman
($0.001 par value)(2)	59 West 100 South, 2nd Floor	16,000	2.72%
	Salt Lake City, Utah 84101
Voting Common Stock	Nexia Holdings, Inc. (1)
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	11,776,316	39.78%
	Salt Lake City, Utah 84101
Voting Common Stock	Robert E. Stockdale
($0.0001 par value)(2)	2537 Irving Place	3,700,476	12.50%
	Billings, MT 59102
Preferred Series "B" Stock	Directors and Executive Officers
($0.001par value)	as a Group (including beneficial	55,134	9.38%
	ownership) (1)
Voting Common Stock	Directors and Executive Officers
($0.0001 par value)(2)	as a Group (including beneficial	11,841,179	40.02%
	ownership) (1)
Super voting Preferred ($0.001 par value)	Directors and Executive Officers
	as a Group (including beneficial	10,000,000	100%
	ownership) (1)

(1)   Richard Surber may be deemed a beneficial owner of 11,776,316 shares of the Company's common stock by virtue of his position as an officer and director of Nexia Holdings Inc. and of 10,000,000 shares of Super Voting Preferred by virtue of his positions with Nexia Holdings, Inc.

(2)   All shares of common stock reflect the 1 for 200 reverse stock split that was effective as of April 10, 2013.

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

On July 7, 2010, the Board of Directors authorized the issuance of 25,000 shares of restricted Series B Preferred shares to Richard G. Clegg, at the time an officer and director of Green, pursuant to the terms of his employment agreement with a related party, Diversified Holdings I, Inc. The shares were issued pursuant to The 2008 Benefit Plan of Green to a natural person, providing bona fide services and not in conjunction with a capital raising transaction, exempt from registration under Rule 701 of the Securities Act of 1933.  These shares are subject to being redeemed as a result of Mr. Clegg’s resignation under the terms of his employment contract.

On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II, Inc. to serve as the location for a new Landis Lifestyle Salon. The shares are held by the landlord of the Marmalade facility to be converted and liquidated in the event of default on the part of Landis II. The shares will be returned to Landis II on the second anniversary of the lease commencement date provided that all obligations under the lease are current and the shares are reflected as an other non-current asset on Green’s Consolidated Balance Sheet.  In the fourth quarter of 2012 these shares were return to Green by Landis Salons II and cancelled as outstanding shares of preferred stock.

Green shares its corporate office space, certain personnel, and lines of credit with Nexia Holdings, Inc. or entities controlled by Nexia Holdings under the direction of Richard Surber. A Consulting Agreement is expected to be formalized in 2012 to memorialize costs related to shared office space, utilization of certain staff members and lines of credit that are guaranteed by Richard Surber.

On April 27, 2012, the Company authorized the issuance of 4,150,000 shares of Supervoting Preferred Stock to Nexia Holdings Inc. in exchange for $144,558 in accrued interest settlement of related party obligations owed to Nexia by the Company that will be removed from the Company’s liabilities.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The issuance of the shares took place on May 4, 2012.  The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Subsequent Events

On February 13, 2013, the Board of Directors approved a partial settlement of accrued interest represented by the $3,000,000 Debenture.  Green agreed to issue 4,150,000 Convertible Supervoting shares to Nexia.  The shares were valued based on the value of the conversion shares based upon the closing price of the common stock prior to the date of issuance.

On April 15, 2012, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green.  Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing.

On May 16, 2013, the Board of Directors approved the issuance of 32,000 Series B Preferred Stock to two employees (16,000 each) for services performed on behalf of the Company pursuant to the 2008 Benefit Plan of the Company.  The shares were issued with a restrictive legend.

On May 22, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock.  The shares were converted at $0.01386 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 22, 2013, the Board of Directors approved the conversion of $5,800 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 733,333 shares of Common Stock.  The shares were converted at $0.0075 per shares which was the conversion price provided for by the terms of the note.  This conversion resulted in the final satisfaction of this note.

On May 28, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock.  The shares were converted at $0.01386 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 28, 2013, the Board of Directors approved the conversion of 2,600 shares of Series B Preferred Stock held by an investor into 1,069,078 shares of Common Stock.  The shares were converted at $0.01216 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 29, 2013 Asher Enterprises, Inc. submitted a conversion request for $3,800 of the July 19, 2011 note into 1,085,714 shares of Common Stock.  The shares were converted at $0.0035 per share which was the conversion price provided for by the terms of the note.

On May 31, 2013, the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock held by an investor into 1,035,197 shares of Common Stock.  The shares were converted at $0.01 per share based on the conversion provisions for the Series B Preferred Stock designation.

On June 11, 2013, the Board of Directors approved the conversion of 2,797 shares of Series B Preferred Stock held by an investor into 1,280,678 shares of Common Stock.  The shares were converted at $0.011 per share based on the conversion provisions for the Series B Preferred Stock designation.

On June 27, 2013, the Board of Directors approved the conversion of $3,500 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. into 1,093,750 shares of Common Stock.  The Shares were converted at $0.0032 per share which was the conversion price provided for by the terms of the note.

On June 27, 2013, the Board of Directors approved the appointment of Scott C. Coffman as a Director of the Company and on July 2, 2013 as the Chief Financial Officer of the Company.

On July 2, 2013, Asher Enterprises, Inc. and the Company amended each of the Asher convertible promissory notes to extend the beginning date of default interest from the maturity date of each note until after May 19, 2013.  The amendment and also provides that the 50% default fees may not be converted to equity until after May 19, 2013.

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

Item 14. Principal Accountant Fees and Services

Madsen & Associates CPA’s, Inc. (Madsen) served as our independent registered public accounting firm for the year ended December 31, 2011. $60,750 in fees were paid to Madsen for services rendered during our last two fiscal years ending December 31, 2012 and 2011.

Sadler, Gibb & Associates, L.L.C. (SGA) served as our independent registered public accounting firm for the year ended December 31, 2012. $3,090 was paid to SGA for services rendered during the fiscal year ending December 31, 2012.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $69,995 and $36,035, respectively. The $33,960 difference in these fees for 2012 over 2011 is primarily due to the restatement of financial statements and the associated amended reviews and audit on SEC Forms 10-Q/A and 10-K/A for 2012.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2012 and 2011, respectively.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant, other than those previously reported above, for the years ended December 31, 2012 and 2011.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

(a)	2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)	3. Exhibits	50

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Endeavors, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Green Endeavors, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Endeavors, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered accumulated net losses of $3,174,419 and will need additional working capital for its planned activity and to service its debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb, & Associates, LLC

Sadler, Gibb, & Associates, LLC
Salt Lake City, UT
July 29, 2013

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

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
April 12, 2012 and December 17, 2012 with respect to Note 14 to the financial statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2012	2011

Assets

Current Assets:
Cash	$86,586	$97,983
Accounts receivable	2,608	143
Inventory	128,650	109,470
Prepaid expenses	8,919	6,244
Total current assets	226,763	213,840

Property, plant, and equipment, net of accumulated depreciation of $464,827 and $340,925, respectively	561,275	416,821
Other assets	57,485	405,901
Total Assets	$845,523	$1,036,562

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$542,577	$293,906
Deferred revenue	59,109	57,823
Due to related parties	310,349	845,997
Derivative liability	231,609	116,409
Current portion of notes payable	222,179	200,629
Current portion of related party notes payable	3,534	-
Current portion of capital leases payable	14,624	-
Current portion of convertible notes payable, net of debt discount of $9,626 and $41,793, respectively	158,374	98,707
Total current liabilities	1,542,355	1,613,471

Long-Term Liabilities:
Deferred rent	37,035	-
Notes payable related party	21,466	105,000
Notes payable	112,985	72,128
Capital lease obligations	47,878	-
Convertible notes payable, net of debt discount of $28,479 and $0, respectively	6,521	-
Convertible debentures related party, net of debt discount of $66,785 and $79,307, respectively	2,293,015	2,280,493
Convertible debentures, net of debt discount of $13,357 and $15,861, respectively	486,643	484,139
Total long-term liabilities	3,005,543	2,941,760
Total Liabilities	4,547,898	4,555,231

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 5,850,000 shares issued and outstanding at December 31, 2012 and 2011, respectively; no liquidation value	10,000	5,850
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 547,478 and 630,732 shares issued and outstanding at December 31, 2012 and 2011, respectively	548	631
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 22,265,197 and 2,854,434 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,226	285
Additional paid-in capital	(540,730)	(1,165,350)
Accumulated deficit	(3,174,419)	(2,360,085)
Total stockholders’ deficit	(3,702,375)	(3,518,669)
Total Liabilities and Stockholders’ Deficit	$845,523	$1,036,562

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011
Revenue:
Services, net of discounts	$2,329,130	$2,130,184
Product, net of discounts	819,386	683,842
Total revenue	3,148,516	2,814,026

Costs and expenses:
Cost of services	1,375,413	1,186,726
Cost of product	467,421	427,789
Depreciation	123,902	93,983
General and administrative	1,415,224	1,050,556
Total costs and expenses	3,381,960	2,759,054
Income (loss) from operations	(233,444)	54,972

Other income (expenses):
Interest income	812	834
Interest expense	(238,091)	(214,995)
Interest expense, related parties	(206,590)	(207,743)
Gain (loss) on derivative fair value adjustment	(94,850)	89,108
Other income (expense)	(42,171)	1,560
Total other expenses	(580,890)	(331,236)
Net loss	$(814,334)	$(276,264)

Net loss per common share – basic and diluted	$(0.06)	$(0.12)

Weighted average common shares outstanding – basic and diluted	14,024,096	2,299,343

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

							Additional	Retained	Total
	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Paid-	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit)	Deficit
Balance as of December 31, 2010	5,850,000	$5,850	610,332	$610	2,150,747	$215	$(1,264,571)	$(2,083,821)	$(3,341,717)

Write-off of related party receivables							(1,588)		(1,588)
Conversion of series B preferred shares			(20,266)	(20)	222,072	222	(202)
Common stock options granted for services							25,364		25,364
Exercise of common stock options granted					300,000	30	(30)
Conversion of convertible note payable to common shares					181,614	18	12,604		12,622
Series B preferred shares sold for cash at $1.50 per share			40,666	41			64,959		65,000
Adjustment of additional paid-in capital due to restatement							(2,086)		(2,086)
Net loss for year ended December 31, 2011								(276,264)	(276,264)
Balance as of December 31, 2011	5,850,000	5,850	630,732	631	2,854,434	285	(1,165,350)	(2,360,085)	(3,518,669)

Super voting preferred stock issued for settlement of accrued interest on related party convertible debentures	4,150,000	4,150					140,408		144,558
Common stock issued for settlement of accrued interest on related party convertible debentures					10,526,316	1,053	398,947		400,000
Conversion of series B preferred shares			(33,254)	(33)	4,472,984	447	(414)		-
Beneficial conversion feature of convertible note payable							32,143		32,143
Series B preferred shares returned and cancelled from collateral pursuant to Landis II facility lease agreement			(50,000)	(50)			(249,950)		(250,000)
Common stock options granted for services							103,650		103,650
Exercise of common stock options granted					730,000	73	(73)		-
Conversion of convertible note payable to common shares					3,681,463	368	199,909		200,277
Net loss for year ended December 31, 2012								(814,334)	(814,334)
Balance as of December 31, 2012	10,000,000	$10,000	547,478	$548	22,265,197	$2,226	$(540,730)	$(3,174,419)	$(3,702,375)

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(814,334)	$(276,264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	123,902	93,983
Debt discount amortization	128,357	125,003
Interest expense on value of derivatives	50,127	50,308
Stock-based compensation	71,775	25,364
Loss contingency	46,500	-
Non-cash professional fees from issuance of convertible note	75,000	-
Write-down of related party receivables	-	(1,588)
Gain on derivative liability fair value adjustment	94,850	(89,108)
Changes in operating assets and liabilities:
Accounts receivable	(2,465)	799
Inventory	(19,180)	(2,105)
Prepaid expenses	(2,675)	(2,927)
Other assets	(6,791)	5,983
Accounts payable and accrued expenses	228,068	93,579
Due to related parties	166,603	(47,408)
Deferred rent	37,035	-
Deferred revenue	1,286	9,298
	-	(525)
Net cash provided by (used in) operating activities	178,058	(15,608)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(198,100)	(20,871)
Net cash used in investing activities	(198,100)	(20,871)

Cash Flows from Financing Activities:
Payments made on notes payable	(60,551)	(27,547)
Payments made on related party notes payable	(157,693)	(125,584)
Payments made on capital lease obligations	(7,554)	-
Proceeds from issuance of notes payable	122,958	-
Proceeds from issuance of related party notes payable	25,000	-
Proceeds from issuance of convertible notes payable	62,500	155,000
Proceeds from exercising of stock options	23,985	-
Proceeds from issuance of preferred stock	-	65,000
Net cash provided by financing activities	8,645	66,869

Increase (decrease) in cash	(11,397)	30,390

Cash at beginning of period	97,983	67,593

Cash at end of period	$86,586	$97,983

Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,324	$5,955
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$200,277	$-
Equipment purchased under capital leases	$70,056	$-
Debt discount on derivative liability, convertible notes	$77,500	$205,308
Related party exchange of receivable and payable	$105,000	$-
Conversion of Series B preferred stock to common stock	$448	$64,959
Issuance of Series B preferred stock	$-	$44,394
Debt discount on convertible note	$32,143	$-
Cancelation of Series B preferred stock used as collateral	$250,000	$-
Cashless exercise of common stock options	$7,898	$25,364
Account payable conversion to note payable	$15,000	$-
Conversion of convertible note payable to common shares	$-	$14,500
Conversion of related party debt to supervoting preferred stock	$144,558	$-
Conversion of related party debt to common stock	$400,000	$-

The accompanying notes are an integral part of these consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Note 1 – Organization

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

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

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2012 and 2011, Green had no cash equivalents.

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

For the years ended December 31, 2012 and 2011, Green recorded depreciation expense of $123,902 and $93,983, respectively. Maintenance and repair costs are expensed as incurred.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2012 and 2011.

Revenue Recognition

There are primary two types of revenue for the Company: 1) providing hair salon services, and 2) selling hair salon products. Revenue is recognized at the time the service is performed or the product is delivered. All revenue sources are domestic. In some cases, such as the sale of gift cards, revenue is deferred until the gift card is redeemed.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of December 31, 2012 and 2011, deferred revenue was $59,109 and $57,823, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the years ended December 31, 2012 and 2011, advertising costs amounted to $93,459 and $96,409, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns. As of December 31, 2012 and 2011, a 100% valuation allowance on the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the year ended December 31, 2012, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,322,583,808 and 638,719,918 such potentially dilutive shares excluded as of December 31, 2012 and 2011, respectively.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of finished good products that is held for resale at all locations or that is used for the services provided by the two salons. Inventory is carried at the lower of cost or market. As of December 31, 2012 and 2011, inventory amounted to $128,650 and $109,470, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2012:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$21,093	$14,131	$6,962
Leasehold improvements	624,154	262,146	362,008
Furniture and fixtures	25,347	21,028	4,319
Leased equipment	70,256	8,475	61,781
Equipment	211,905	134,565	77,340
Vehicle	48,193	18,933	29,260
Signage	25,154	5,549	19,605
Total	$1,026,102	$464,827	$561,275

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2011:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$13,723	$9,736	$3,987
Leasehold improvements	443,579	204,377	239,202
Furniture and fixtures	21,504	11,652	9,852
Leased equipment	-	-	-
Equipment	205,593	107,431	98,162
Vehicle	48,193	4,590	43,603
Signage	25,154	3,139	22,015
Total	$757,746	$340,925	$416,821

Note 5 – Other Assets

The following table shows Other assets as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Green Series B Preferred shares pledged as collateral for the Landis II facility lease (1)	$-	$250,000
Note receivable pledged as collateral for the Landis II facility lease (2)	-	105,000
Lease and utility deposits	30,470	21,403
Certificate of deposit, restricted cash (3)	27,015	26,226
Other	-	3,272
Total other assets	$57,485	$405,901

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 5 – Other Assets (continued)

(1)
On July 9, 2010, the Board of Directors approved the issuance of 50,000 shares of restricted Series B Preferred shares to Landis Salons II, Inc., a subsidiary of Green, to be used as collateral for a lease entered into by Landis Salons II to serve as the location for a new Landis Lifestyle Salon. These shares were then assigned to the landlord of Landis II as a security deposit with a related value of $250,000. On September 28, 2012, the landlord returned the shares back to Landis II and terminated the requirements of the Stock Pledge Agreement. As of December 31, 2012, the shares have been cancelled and are no longer considered issued and outstanding.

(2)
On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. Principal and interest, accruing at the rate of 5% per year, will be due on or before November 10, 2018. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000 and has been recorded as a note receivable. Landis II then pledged as collateral the trust deed note as a material inducement for Landis II to be able to enter into a lease agreement for the opening of a salon in Salt Lake City. On September 28, 2012, the landlord terminated and canceled the Note Pledge Agreement and released its interest in the trust deed note back to Landis II. As of December 31, 2012 and 2011, there was $11,661 and $7,724 of accrued interest on the promissory note, respectively.

(3)
The certificate of deposit ("CD") is considered long-term, restricted cash because it is collateral for the June 18, 2010, $100,000 note payable to the Division of Economic Development of Salt Lake City Corporation (see item 4 of Note 10 below). The initial value of the CD was $25,000. As of December 31, 2012 and 2011, the CD has $2,015 and $1,226 of accrued interest, respectively.

Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2012 and 2011, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2012	(Level)	(Level 2)	(Level)
Derivative liability (1)	$231,609	$-	$231,609	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2011	(Level)	(Level 2)	(Level)
Derivative liability (1)	$116,409	$-	$116,409	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 7 - Derivative liability)

Note 7 – Derivative Liability

As of December 31, 2012, the Company had a $231,609 derivative liability balance on the balance sheet, and for the year ended December 31. 2012, the Company recorded a $94,850 loss from derivative liability fair value adjustment. The derivative liability activity comes from convertible notes payable as follows:

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 7 – Derivative Liability (continued)

Asher Enterprises, Inc.

As discussed in Note 10 – “Notes Payable”, during 2011 and 2012, Green issued an aggregate of $197,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to November 6, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 56% to 61% of the market price (a 44% to 39% discount) of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the Asher Notes is amortized over the life of the notes (approximately nine months each). On December 31, 2012, Green marked-to-market the fair value of the derivative liabilities related to the Asher Notes and determined an aggregate fair value of $161,015 and recorded an $87,789 loss from change in fair value of derivatives for the year ended December 31, 2012. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 474%, (3) risk-free interest rate of 0.11%, (4) expected life of 0.4 to 0.7 of a year, and (5) estimated fair value of Green’s common stock of $0.0174 to $0.019 per share.

On July 2, 2013, Asher and Green amended each of these convertible promissory notes to extend the beginning date of default interest from the maturity date of each note until after May 19, 2013, and also that 50% default fees may not be converted to equity until after May 19, 2013. As of December 31, 2012 and 2011, the default fees have not been included in the calculation of the derivative liability for these notes.

Eastshore Enterprises, Inc.

As discussed in Note 10 – “Notes Payable”, on August 17, 2012, Green issued a $35,000 Convertible Promissory Note to Eastshore Enterprises, Inc. (“Eastshore Note”) that matures August 17, 2014. The Eastshore Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 54% of the market price (a 46% discount) of the lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 7 – Derivative Liability (continued)

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On December 31, 2012, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $70,594 and recorded a $7,061 loss from change in fair value of derivative for the year ended December 31, 2012. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 474%, (3) risk-free interest rate of 0.25%, (4) expected life of 1.9 years, and (5) estimated fair value of Green’s common stock of $0.02 per share.

Note 8 – Income Taxes

The Company has estimated net operating losses as of December 31, 2012 and 2011 of $3,174,419 and $2,360,085, respectively, available to offset taxable income in future years.

The following is a table of Green’s net operating losses (NOL), related estimated deferred tax assets, and expiration dates of the NOLs and an estimated composite tax rate of 39% (34% federal and 5% state):
Year	Net Operating Income (Loss)	Deferred Tax Asset (Liability)	Expiration Year of NOL
2008	$(1,712,600)	$667,914	2028
2009	(385,160)	150,212	2029
2010	13,939	(5,436)	2030
2011	(276,264)	107,743	2031
2012	(814,334)	317,590	2032
	(3,174,419)	1,238,023
Valuation allowance	3,174,419	(1,238,023)
Net deferred income tax asset	$-	$-

The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	December 31,
	2012	2011
Net loss	$(814,334)	$(276,264)
Tax adjustment	-	-
	(814,334)	(276,264)

Tax rate	39%	39%

Income tax recovery at statutory rate	(317,590)	(107,743)
Valuation allowance	317,590	107,743
Provision for income taxes	$-	$-

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 8 – Income Taxes (continued)

The significant components of deferred income taxes and assets are as follows:

	December 31,
	2012	2011
Net operating losses carried forward	$(3,174,419)	$(2,360,085)
Valuation allowance	3,174,419	2,360,085
Net deferred income tax asset	$-	$-

Note 9 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In

December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of December 31, 2012 and 2011, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

	December 31,
	2012	2011
Convertible Debenture - Related Party
Principal amount	$2,359,800	$2,359,800
Debt discount	(66,785)	(79,307)
Convertible debenture, net of debt discount	$2,293,015	$2,280,493

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	(13,357)	(15,861)
Convertible debenture, net of debt discount	$486,643	$484,139

Convertible Debenture - Totals
Principal amount	$2,859,800	$2,859,800
Debt discount	(80,142)	95,168
Convertible debenture, net of debt discount	$2,779,658	$2,764,632

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 9 – Related Party Transactions (continued)

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Principal balance	$2,359,800	$2,359,800
Accrued interest	114,156	627,106
Total	$2,473,956	$2,986,906

As of December 31, 2012 and 2011, amounts due to related parties are $310,349 and $845,997, respectively. The $310,349 consists of $114,156 of accrued interest from the convertible debenture as shown in the table above and $196,193 from various amounts owed to Nexia and its subsidiaries. The $845,997 consists of $627,106 of accrued interest from the convertible debenture as shown in the table above and $218,891 from various amounts owed to Nexia and its subsidiaries.

On January 6, 2011, the Board of Directors approved the conversion of 12,866 Series B Preferred shares into 64,330 shares of Common stock for Richard Surber, President, CEO and Director of Green. The shares were converted at $1 per share which was the quoted closing price on the date the conversion letter was received from Mr. Surber.

On April 27, 2012, Nexia Holdings Inc., converted $144,558 of accrued interest into 4,150,000 shares of convertible preferred supervoting stock of the Company. The transaction was valued at $144,558 as per the conversion provisions of the convertible debt. The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company. The issuance of the shares took place on May 4, 2012. The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 23, 2012, Nexia Holdings Inc., converted $400,000 of accrued interest into 10,526,316 shares of common stock. The transaction was valued at $400,000 as per the conversion provisions of the convertible debt. The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company. The issuance of the shares took place on May 24, 2012. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

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

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company. The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to December 31, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

During the year ended December 31, 2012, the Company reduced amounts due to related parties from $845,997 to $310,349.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 10 – Notes Payable

A summary of notes payable as of December 31, 2012 and 2011 is as follows:

	Interest	Maturity	December 31,
Creditor	Rate	Date	2012	2011
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Chase Bank (3)	7.24%	2/13/2015	-	28,463
Salt Lake City Corporation (4)	3.25%	8/1/2015	53,690	73,294
William and Nina Wolfson (5)	11.00%	2/27/2016	42,279	-
Cyprus Credit Union (9)	2.69%	12/5/2014	20,410	-
Salt Lake City Corporation (10)	5.00%	9/1/2017	47,785	-
Total			335,164	272,757
Less: Current portion			(222,179)	(200,629)
Long-term portion			$112,985	$72,128

A summary of capital leases payable as of December 31, 2012 and 2011 is as follows:

	Interest	Maturity	December 31,
Creditor	Rate	Date	2012	2011
Castleton Equipment (7)	16.96%	4/23/2016	$46,651	$-
Time Payment Corp (8)	17.75%	9/5/2016	15,851	-
Total			62,502	-
Less: Current portion			(14,624)	-
Long-term portion			$47,878	$-

A summary of convertible notes payable as of December 31, 2012 and 2011 is as follows:

	Interest	Maturity	December 31,
Creditor	Rate	Date	2012	2011
Asher Enterprises, Inc. (2)*	8.00%	1/9/2012	$-	$60,500
Asher Enterprises, Inc. (2)*	8.00%	3/16/2012	3,000	32,500
Asher Enterprises, Inc. (2)*	8.00%	4/25/2012	25,000	25,000
Asher Enterprises, Inc. (2)*	8.00%	9/12/2012	22,500	22,500
Asher Enterprises, Inc. (2)*	8.00%	11/6/2012	42,500	-
Southridge Partners II, LP (11)	0%	2/28/2013	75,000	-
Eastshore Enterprises, Inc. (12)	8.00%	8/17/2014	35,000	-
Debt discount - convertible notes, net			(38,105)	(41,793)
Total, net			164,895	98,707
Less: Current portion			(158,374)	(98,707)
Long-term portion			$6,521	$-
*	For all Asher notes payable, the interest rate increases from 8% to 22% after May 19, 2013 at the option of Asher.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 10 – Notes Payable (continued)

A summary of the related party notes payable as of December 31, 2012 and 2011 is as follows:

	Interest	Maturity	December 31,
Creditor	Rate	Date	2012	2011
Wasatch Capital Corp. (related party) (6)	5.00%	11/10/2018	$-	$105,000
Richard D. Surber (related party) (13)	20.00%	11/6/2017	25,000	-
Total, net			25,000	105,000
Less: Current portion			(3,534)	-
Long-term portion			$21,466	$105,000

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of December 31, 2012 and 2011, accrued interest reported in accounts payable and accrued expenses was $34,200.

(2)
During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012. The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum. At the holder’s option, the notes can be converted into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As amended, the interest rate increases to 22% after May 19, 2013 at the option of Asher. As of December 31, 2012 $107,500 of principal and interest on the notes had been converted into 3,863,077 shares of common stock. As of December 31, 2012, the notes are considered in default. Accordingly, a loss contingency of $46,500 has been recorded, which is calculated by multiplying the December 31, 2012 principal balance on the notes of $93,000 by 50%. As of December 31, 2012, the total of principal, interest, and default amount owed to Asher as of December 31, 2012 was $151,681. The Company is working on a cure for the default. On July 2, 2013, Asher and Green retroactively amended the notes to provide that the 50% default fee may not be converted to equity of Green until May 20, 2013.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 7 - Derivative Liability).

(3)
On January 6, 2010, Landis Salons, Inc. received a loan in the amount of $51,930 from Chase Bank for the financing of a Company truck. The loan has a maturity date of February 13, 2015 and bears interest at the rate of 7.24% per annum. Principal and interest payments of $899 are made monthly over a five year term commencing February 2010. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. The loan was refinanced and paid off on September 5, 2012. As of December 31, 2012, the note balance is $0. Principal payments made on the note during the year ended December 31, 2012 amounted to $28,463. See loan #9 below for details of the new, refinanced note.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 10 – Notes Payable (continued)

(4)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered long-term, restricted cash because it is collateral for the loan. As of December 31, 2012, the note balance is $53,690. Principal payments made on the note during the year ended December 31, 2012 amounted to $19,604.

(5)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest. In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note. As of December 31, 2012, the note balance is $42,279. Principal payments made on the note during the year ended December 31, 2012 amounted to $7,721.

(6)
On July 12, 2010, Landis Salons II, Inc. issued a promissory note in the principal amount of $105,000 payable to Wasatch Capital Corporation, a subsidiary of Nexia. The note bears 5% per year simple interest and accrues until the November 10, 2018 maturity date at which time accrued interest and principal are due in one payment. The note was issued to Wasatch in consideration of Wasatch assigning its interest in a trust deed note in the amount of $105,000. On September 28, 2012, Landis II entered into a Release and Termination of Note Pledge Agreement where in it was agreed that the trust deed that was pledged as collateral pursuant to the July 10, 2010 Note Pledge Agreement between Landis II and its landlord be cancelled, therefore the balance at December 31, 2012 was $0. Even though the note has been cancelled, accrued interest on the note as of December 31, 2012 was $11,661 and is still due.

(7)
On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535. Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2012, the note balance is $46,652. Principal payments made on the note during the year ended December 31, 2012 amounted to $6,578.

(8)
On July 26, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with Time Payment Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $485. Interest is at the rate of 17.75% per year and the maturity date is September 5, 2016. Landis has the option to purchase the leased salon equipment at maturity for $2,178 or less. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2012, the note balance is $15,851. Principal payments made on the note during the year ended December 31, 2012 amounted to $975.

(9)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank (see loan #3 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of December 31, 2012, the note balance is $20,410. Principal payments made on the note during the year ended December 31, 2012 amounted to $2,548.

(10)
On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000. Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012. The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012. In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of December 31, 2012, the note balance is $47,785. Principal payments made on the note during the year ended December 31, 2012 amounted to $2,215.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 10 – Notes Payable (continued)

(11)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 11). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of December 31, 2012, the balance of the note was $75,000 and the balance of the debt discount was $9,626. No payments were made on the note during the year ended December 31, 2012.

(12)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of December 31, 2012, none of the note had been converted into shares of common stock. As of December 31, 2012, the balance of the note was $35,000 and the balance of the debt discount was $28,479. No payments were made on the note during the year ended December 31, 2012.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 7 - Derivative Liability).

(13)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of December 31, 2012, the balance of the note was $25,000. No payments were made on the note during the year ended December 31, 2012. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $242,100. Subsequent to December 31, 2012, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 11 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. For the years ended December 31, 2012 and 2011, rent expense was $232,247 and $154,615, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 11 – Lease Commitments (continued)

Operating Leases

As of December 31, 2012, future minimum lease payments under non-cancelable operating leases were as follows:
Operating Leases
For the fiscal years ending December 31:
2013	$191,066
2014	198,859
2015	188,415
2016	131,741
2017	137,801
Thereafter	348,724
Total operating lease payments	$1,196,606

Capital Leases

During 2012, the Company entered into two salon equipment lease agreements for its two salons. The Company evaluated the leases at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, the Company has classified the leases as capital leases, accordingly, the salon equipment under the leases with a cost of $70,256 has been capitalized and included with the Company's property, plan, and equipment and is depreciated as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

As of December 31, 2012 and 2011, capital leases payable outstanding were as follows:

	December 31,
	2012	2011
Total, net	$62,502	$-
Less current portion	14,624	-
Long-term portion	$47,878	$-

As of December 31, 2012, future minimum lease payments under non-cancelable capital leases were as follows:

Capital Leases
For the fiscal years ending December 31:
2013	$24,238
2014	24,238
2015	24,238
2016	10,502
Thereafter	-
Total operating lease payments	83,216
Less interest for the terms	(20,714)
Total, net	$62,502

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 12 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of December 31, 2012 Green has two series of preferred stock: Convertible Series B Preferred and Convertible Supervoting Preferred.

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

Convertible Supervoting Preferred Stock

Each share of the Convertible Supervoting Preferred Stock is convertible into 100 shares of Green’s Common stock and has the voting rights equal to 100 shares of Common stock.

On August 4, 2010, by Written Consent of the majority of the voting rights of the shareholders of Green, consent was given to authorize the Board of Directors to amend the designations of the Preferred Stock. The change in the designation of the Convertible Supervoting Preferred Stock increased its voting rights from 10 votes per share to 100 votes per share.

On April 27, 2012, Nexia Holdings Inc., converted $144,558 of accrued interest into 4,150,000 shares of convertible preferred supervoting stock of the Company. The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company. The issuance of the shares took place on May 4, 2012. The issuance results in Nexia holding 100% of the 10 million shares of Supervoting Preferred Stock authorized for the Company, resulting in Nexia holding 1 billion votes in any shareholder action. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

As of December 31, 2012 and 2011, Green had 10,000,000 and 5,850,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

Convertible Series B Preferred Stock

Each share of Green’s Convertible Series B Preferred Stock has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average market price of Green's common stock for the five days before conversion notice date by the shareholder. Convertible Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion.

During the year ended December 31, 2012, the Board of Directors approved the conversions of 33,254 shares of Series B Preferred shares into 4,472,984 shares of Common Stock. The shares were converted at prices per share of approximately $0.02 to $0.04 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On September 28, 2012, Landis II entered into a Release and Termination of Stock Pledge Agreement wherein it was agreed that the 50,000 shares of restricted Convertible Series B Preferred stock that was pledged as collateral pursuant to the July 16, 2010 Stock Pledge Agreement between Landis II and its landlord be returned and the pledge agreement be terminated. The shares have been cancelled and are no longer considered issued and outstanding.

As of December 31, 2012 and 2011, Green had 547,478 and 630,732 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

On March 29, 2012, the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock from 2,500,000,000 to 10,000,000,000. This action was taken after notice to the shareholders and having consent from a majority of the voting rights. As of December 31, 2012 and 2011, Green had 22,265,197 and 2,854,434 shares of common stock issued and outstanding, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 12 – Stockholders’ Deficit (continued)

During the year ended December 31, 2012, the Board of Directors approved the conversions of $93,000 of the Convertible Notes held by Asher Enterprises, Inc. ($90,000 principal and $3,000 of interest) into 3,681,463 shares of Common Stock. The shares were converted at prices per share of approximately $0.03 to $0.07 based on the conversion provisions of the convertible notes.

During the year ended December 31, 2012, the Board of Directors approved the conversions of 33,254 shares of Series B Preferred shares into 4,472,984 shares of Common Stock. The shares were converted at prices per share of approximately $0.03 to $0.04 based on the conversion provisions for the Series B Preferred Stock designation.

On May 23, 2012, Nexia Holdings Inc., converted $400,000 of accrued interest into 10,526,316 shares of common stock. The transaction was valued at $400,000 as per the conversion provisions of the convertible debt. The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company. The issuance of the shares took place on May 24, 2012. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended December 31, 2012, 730,000 shares of common stock were issued to five employees pursuant to the exercise of their stock options at a value of $103,650. Cash proceeds from the exercising of these stock options was $23,985.

Note 13 – Stock-Based Compensation

On December 2, 2011, the Board of Directors approved a stock-based compensation program entitled The 2011 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 1,500,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees.

Under the Plan and during the year ended December 31, 2011, the company granted 300,000 stock options to three employees (100,000 options each) for services of which all were exercised by the year ended December 31, 2011. For the year ended December 31, 2011, stock-based compensation expense was $25,364 and was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were:  $0.06 – exercise price, one year term, 422% volatility, and a .12% risk free rate. The income tax benefit related to the 2011 stock-based compensation expense was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at December 31, 2011, was $0. For the year ended December 31, 2011, there were no expired or cancelled grants. As of December 31, 2011, grants unexercised and shares available for future stock-based compensation grants were -0- and 1,200,000 shares, respectively.

Under the Plan and during the year ended December 31, 2012, the company granted 730,000 stock options to five employees for services. For the year ended December 31, 2012, stock-based compensation expense of $71,775 was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were approximately:  $0.08 – exercise price, one year term, 502% volatility, and a .18% risk free rate. The income tax benefit related to the stock-based compensation expense during the period was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at December 31, 2012, was $0. As of December 31, 2012, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the year ended December 31, 2012, there were no expired or cancelled grants. As of December 31, 2012, grants unexercised and shares available for future stock-based compensation grants were -0- and 470,000 shares, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 14 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date. The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement (see Note 10 - Notes Payable). As of December 31, 2012 there were no draws taken.

Note 15 – Depository Trust Company

On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company. The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC. The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock. The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012. The Company filed an objection to the Deposit Chill and has retained legal counsel that is working with the DTC to remove the Deposit Chill and any restrictions on the deposit of additional shares with the DTC. The Deposit Chill was lifted on June 6, 2013.

Note 16 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the years ended December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, Aveda accounted for approximately 99.5% and 99.5%, respectively, of salon products purchased.

Note 17 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the year ended December 31, 2012, Green had negative working capital of $1,315,592 and a net loss of $814,334, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 18 – Subsequent Events

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing.

On May 16, 2013, the Board of Directors approved the issuance of 32,000 Series B Preferred Stock to two employees (16,000 each) for services performed on behalf of the Company pursuant to the 2008 Benefit Plan of the Company. The shares were issued with a restrictive legend.

On May 22, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock. The shares were converted at $0.01386 per share based on the conversion provisions for the Series B Preferred Stock designation.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2012 and 2011

Note 18 – Subsequent Events (continued)

On May 22, 2013, the Board of Directors approved the conversion of $5,800 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 733,333 shares of Common Stock. The shares were converted at $0.0075 per shares which was the conversion price provided for by the terms of the note. This conversion resulted in the final satisfaction of this note.

On or about March 22, 2013, the Company received the consent of a majority of the voting rights of the shareholders of the Company to carry out a reverse stock split of the common stock of the Company on the basis of one share for each two hundred shares of outstanding common stock and to change the par value of the common stock to $0.0001. The action as proposed was approved by the Board of Directors and notice was provided through the filing of a Form 14C Information Statement with the SEC and the reverse stock split was effective as of April 10, 2013. All common stock share quantities, prices, and par values contained in these financial statements and accompanying footnotes that occurred before April 10, 2013, have been retroactively restated to reflect the occurrence of the split and par value change.

On May 28, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock. The shares were converted at $0.01386 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 28, 2013, the Board of Directors approved the conversion of 2,600 shares of Series B Preferred Stock held by an investor into 1,069,078 shares of Common Stock. The shares were converted at $0.01216 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 29, 2013, Asher Enterprises, Inc. submitted a conversion request for $3,800 of the July 19, 2011 note into 1,085,714 shares of Common Stock. The shares were converted at $0.0035 per share which was the conversion price provided for by the terms of the note.

On May 31, 2013, the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock held by an investor into 1,035,197 shares of Common Stock. The shares were converted at $0.00966 per share based on the conversion provisions for the Series B Preferred Stock designation.

On June 6, 2013, the Company received a notice from The Depository Trust Company (“DTC”) that the deposit transaction restriction (“Deposit Chill”) on the common stock of the Company had been lifted.

On June 11, 2013, the Board of Directors approved the conversion of 2,797 shares of Series B Preferred Stock held by an investor into 1,280,678 shares of Common Stock. The shares were converted at $0.0146 per share based on the conversion provisions for the Series B Preferred Stock designation.

On June 27, 2013, the Board of Directors approved the conversion of $3,500 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. into 1,093,750 shares of Common Stock. The Shares were converted at $0.0032 per share which was the conversion price provided for by the terms of the note.

On June 27, 2013, the Board of Directors approved the appointment of Scott C. Coffman as a Director of the Company and on July 2, 2013 as the Chief Financial Officer of the Company.

On July 2, 2013, Asher Enterprises, Inc. and the Company amended each of the Asher convertible promissory notes to extend the beginning date of default interest from the maturity date of each note until after May 19, 2013. The amendment and also provides that the 50% default fees may not be converted to equity until after May 19, 2013.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: July 29, 2013	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: July 29, 2013	By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director

EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	8% Convertible Promissory Note issued February 2, 2012, to Asher Enterprises, Inc.	10-K	000-54018	10(i)	4/16/2012
10(ii)	11% Promissory Note issued February 27, 2012 to William and Nina Wolfson	10-K	000-54018	10(ii)	4/16/2012
10(iii)	May 22, 2012 Security Agreement with Richard Surber, CEO of the Company	10-Q	000-54018	10(iii)	1/30/2012
31.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.020	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.020	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X