Form 10-Q
period 2013-03-31
Green Endeavors, Inc.
filed 2013-08-21
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On August 20, 2013, approximately 125,193,969 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash	$155,227	$86,586
Accounts receivable	11,427	2,608
Inventory	134,130	128,650
Prepaid expenses	3,722	8,919
Total current assets	304,506	226,763

Property, plant, and equipment, net of accumulated depreciation of $497,391 and $464,827, respectively	535,668	561,275
Other assets	58,656	57,485
Total Assets	$898,830	$845,523

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$611,581	$542,577
Deferred revenue	54,633	59,109
Due to related parties	343,251	310,349
Derivative liability	237,242	231,609
Current portion of notes payable	256,860	222,179
Current portion of related party notes payable	3,882	3,534
Current portion of capital leases payable	16,209	14,624
Convertible notes payable, net of debt discount of $0 and $9,626, respectively	168,000	158,374
Total current liabilities	1,691,658	1,542,355

Long-Term Liabilities:
Deferred rent	39,626	37,035
Notes payable related party	21,118	21,466
Notes payable	99,771	112,985
Capital lease obligations	48,704	47,878
Convertible notes payable, net of debt discount of $24,164 and $28,479, respectively	10,836	6,521
Convertible debentures related party, net of debt discount of $63,654 and $66,785, respectively	2,296,146	2,293,015
Convertible debentures, net of debt discount of $12,730 and $13,357, respectively	487,270	486,643
Total long-term liabilities	3,003,471	3,005,543
Total Liabilities	4,695,129	4,547,898

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized; 547,478 and 547,478 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	548	548
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 22,265,197 and 22,265,197 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,226	2,226
Additional paid-in capital	(540,730)	(540,730)
Accumulated deficit	(3,268,343)	(3,174,419)
Total stockholders’ deficit	(3,796,299)	(3,702,375)
Total Liabilities and Stockholders’ Deficit	$898,830	$845,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenue:
Services, net of discounts	$621,482	$553,367
Product, net of discounts	232,831	180,657
Total revenue	854,313	734,024

Costs and expenses:
Cost of services	350,961	316,234
Cost of product	137,250	105,909
Depreciation	32,568	23,605
General and administrative	336,814	368,094
Total costs and expenses	857,593	813,842
Loss from operations	(3,280)	(79,818)

Other income (expenses):
Interest income	201	204
Interest expense	(35,457)	(73,144)
Interest expense, related parties	(50,915)	(51,511)
Loss on default of convertible notes payable	-	(79,304)
Loss on derivative fair value adjustment	(5,633)	(27,747)
Other income	1,160	2,152
Total other expenses	(90,644)	(229,350)
Net loss	$(93,924)	$(309,168)

Net loss per common share – basic and diluted	$(0.00)	$(0.09)

Weighted average common shares outstanding – basic and diluted	22,265,197	3,621,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Cash Flows from Operating Activities:
Net loss	$(93,924)	$(309,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	32,568	23,605
Debt discount amortization	17,699	60,424
Stock-based compensation	-	38,174
Loss contingency	-	79,304
Loss on derivative liability fair value adjustment	5,633	27,747
Changes in operating assets and liabilities:
Accounts receivable	(8,819)	(6,028)
Inventory	(5,480)	2,154
Prepaid expenses	5,197	5,714
Other assets	(1,166)	(5,596)
Accounts payable and accrued expenses	68,868	62,048
Due to related parties	41,212	(17,727)
Deferred rent	2,591	-
Deferred revenue	(4,476)	(7,485)
Net cash provided by (used in) operating activities	59,903	(46,834)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(915)	(1,286)
Net cash used in investing activities	(915)	(1,286)

Cash Flows from Financing Activities:
Payments made on notes payable	(16,695)	(7,333)
Payments made on related party notes payable	(8,311)	-
Payments made on capital lease obligations	(3,501)	-
Proceeds from issuance of notes payable	38,160	50,000
Proceeds from issuance of convertible notes payable	-	42,500
Proceeds from exercising of stock options	-	15,938
Net cash provided by financing activities	9,653	101,105

Increase in cash	68,641	52,985

Cash at beginning of period	86,586	97,983

Cash at end of period	$155,227	$150,968

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,340	$1,462
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$-	$35,000
Equipment purchased under capital lease	$6,042	$-
Debt discount on derivative liability, convertible notes	$-	$42,500
Conversion of series B preferred shares to common stock	$-	$153,881
Cashless exercise of stock options	$-	$95,999

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2013 (Unaudited)

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These condensed consolidated financial statements are unaudited.  They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2012 as filed with the SEC. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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
March 31, 2013 (Unaudited)

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2013 and December 31, 2012, Green had no cash equivalents.

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

For the three month periods ended March 31, 2013 and 2012, Green recorded depreciation expense of $32,568 and $23,605, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the three month periods ended March 31, 2013 and 2012.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended March 31, 2013 and 2012, advertising costs amounted to $13,402 and $16,467, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns. As of March 31, 2013 and December 31, 2012, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were approximately 1,312,935,132 such potentially dilutive shares excluded as of March 31, 2013.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the March 31, 2013 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and are all considered finished goods. Inventory is carried at the lower of cost or market. As of March 31, 2013 and December 31, 2012, inventory amounted to $134,130 and $128,650, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of March 31, 2013:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$21,093	$15,041	$6,052
Leasehold improvements	624,154	280,612	343,542
Furniture and fixtures	25,347	23,419	1,928
Leased equipment	76,298	12,098	64,200
Equipment	212,820	139,328	73,492
Vehicle	48,193	20,654	27,539
Signage	25,154	6,239	18,915
Total	$1,033,059	$497,391	$535,668

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2012:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$21,093	$14,131	$6,962
Leasehold improvements	624,154	262,146	362,008
Furniture and fixtures	25,347	21,028	4,319
Leased equipment	70,256	8,475	61,781
Equipment	211,905	134,565	77,340
Vehicle	48,193	18,933	29,260
Signage	25,154	5,549	19,605
Total	$1,026,102	$464,827	$561,275

Note 5 – Other Assets

The following table shows other assets as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Lease and utility deposits	$31,443	$30,470
Certificate of deposit, restricted cash (1)	27,213	27,015
Total other assets	$58,656	$57,485

(1)
The certificate of deposit ("CD") is considered long-term, restricted cash because it is collateral for the June 18, 2010, $100,000 note payable to the Division of Economic Development of Salt Lake City Corporation (see item 4 of Note 10 below). The initial value of the CD was $25,000. As of March 31, 2013 and December 31, 2012, the CD has $2,213 and $2,015 of accrued interest, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$237,242	$-	$237,242	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2012	(Level)	(Level 2)	(Level)
Derivative liability (1)	$231,609	$-	$231,609	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 7 - Derivative liability)

Note 7 – Derivative Liability

As of March 31, 2013 the Company had a $237,242 derivative liability balance on the balance sheet, and for the three months ended March 31. 2013, the Company recorded a $5,633 loss from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Asher Notes is amortized over the life of the notes (approximately nine months each). On March 31, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Asher Notes and determined an aggregate fair value of $169,932 and recorded an $8,917 loss from change in fair value of derivatives for the three month period ended March 31, 2013. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 434%, (3) risk-free interest rate of .07% to 0.11%, (4) expected life of 0.14 to 0.75 of a year, and (5) estimated fair value of Green’s common stock of $0.012 to $0.019 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

On July 2, 2013, Asher and Green amended each of these convertible promissory notes to extend the beginning date of default interest from the maturity date of each note until after May 19, 2013, and also that 50% default fees may not be converted to equity until after May 19, 2013. As of March 31, 2013 and December 31, 2012, the default fees have not been included in the calculation of the derivative liability for these notes.

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On March 31, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $67,310 and recorded a $3,284 gain from change in fair value of derivative for the three month period ended March 31, 2013. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 434%, (3) risk-free interest rate of 0.25%, (4) expected life of 1.4 years, and (5) estimated fair value of Green’s common stock of $0.02 per share.

Note 8 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of March 31, 2013 and December 31, 2012, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

	March 31,	December 31,
	2013	2012
Convertible Debenture - Related Party
Principal amount	$2,359,800	$2,359,800
Debt discount	(63,654)	(66,785)
Convertible debenture, net of debt discount	$2,296,146	$2,293,015

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	(12,730)	(13,357)
Convertible debenture, net of debt discount	$487,270	$486,643

Convertible Debenture - Totals
Principal amount	$2,859,800	$2,859,800
Debt discount	(76,384)	(80,142)
Convertible debenture, net of debt discount	$2,783,416	$2,779,658

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Principal balance	$2,359,800	$2,359,800
Accrued interest	152,395	114,156
Total	$2,512,195	$2,473,956

As of March 31, 2013 and December 31, 2012, amounts due to related parties are $343,251 and $310,349, respectively. The $343,251 consists of $152,395 of accrued interest from the convertible debenture as shown in the table above, $2,065 of accrued interest for the note payable to Richard Surber, and $188,791 from various amounts owed to Nexia and its subsidiaries. The $310,349 consists of $114,156 of accrued interest from the convertible debenture as shown in the table above, $829 of accrued interest for the note payable to Richard Surber, and $195,364 from various amounts owed to Nexia and its subsidiaries.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company. The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to March 31, 2013, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 9 – Notes Payable

A summary of notes payable as of March 31, 2013 and December 31, 2012 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2013	2012
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Salt Lake City Corporation (3)	3.25%	8/1/2015	48,689	53,690
William and Nina Wolfson (4)	11.00%	2/27/2016	39,540	42,279
Cyprus Credit Union (5)	2.69%	12/5/2014	17,845	20,410
Salt Lake City Corporation (6)	5.00%	9/1/2017	45,542	47,785
Express Travel Related Services (7)	6.00%	2/19/2014	34,015	-
Total			356,631	335,164
Less: Current portion			(256,860)	(222,179)
Long-term portion			$99,771	$112,985

A summary of convertible notes payable as of March 31, 2013 and December 31, 2012 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2013	2012
Asher Enterprises, Inc. (2)*	8.00%	1/9/2012	$-	$-
Asher Enterprises, Inc. (2)*	8.00%	3/16/2012	3,000	3,000
Asher Enterprises, Inc. (2)*	8.00%	4/25/2012	25,000	25,000
Asher Enterprises, Inc. (2)*	8.00%	9/12/2012	22,500	22,500
Asher Enterprises, Inc. (2)*	8.00%	11/6/2012	42,500	42,500
Southridge Partners II, LP (8)	0%	2/28/2013	75,000	75,000
Eastshore Enterprises, Inc. (9)	8.00%	8/17/2014	35,000	35,000
Debt discount - convertible notes, net			(24,164)	(38,105)
Total, net			178,836	164,895
Less: Current portion			(168,000)	(158,374)
Long-term portion			$10,836	$6,521
*	For all Asher notes payable, the interest rate increases from 8% to 22% after May 19, 2013 at the option of Asher.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

A summary of the related party note payable as of March 31, 2013 and December 31, 2012 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2013	2012
Richard D. Surber (related party) (10)	20.00%	11/6/2017	$25,000	$25,000
Total, net			25,000	25,000
Less: Current portion			(3,882)	(3,534)
Long-term portion			$21,118	$21,466

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of March 31, 2013 and December 31, 2012, accrued interest reported in accounts payable and accrued expenses was $34,200.

(2)
During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012. The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum. At the holder’s option, the notes can be converted into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As amended, the interest rate increases to 22% after May 19, 2013 at the option of Asher. As of March 31, 2013, $107,500 of principal and interest on the notes had been converted into 3,863,077 shares of common stock. As of March 31, 2013, the notes are considered in default. Accordingly, a loss contingency of $46,500 has been recorded, which is calculated by multiplying the March 31, 2013 principal balance on the notes of $93,000 by 50%. As of March 31, 2013, the total of principal, interest, and default amount owed to Asher was $152,473. The Company is working on a cure for the default. On July 2, 2013, Asher and Green retroactively amended the notes to provide that the 50% default fee may not be converted to equity of Green until May 20, 2013.

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

(3)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered restricted because it is collateral for the loan. As of March 31, 2013, the note balance is $48,689.  Principal payments made on the note during the three months ended March 31, 2013 amounted to $5,001.

(4)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note.  As of March 31, 2013, the note balance is $39,540.  Principal payments made on the note during the three months ended March 31, 2013 amounted to $2,739.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

(5)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank (see loan #3 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of March 31, 2013, the note balance is $17,845. Principal payments made on the note during the three months ended March 31, 2013 amounted to $2,565.

(6)
On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012.  The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of March 31, 2013, the note balance was $45,542.  Principal payments made on the note during the three months ended March 31, 2013 amounted to $2,243.

(7)
On February 19, 2013, the Board of Directors of LEC approved that Landis Salons, Inc. enter into a loan agreement with Express Travel Related Services Company, Inc. in the amount of $36,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 9% of the American Express credit card sales receipts that are due each month. The loan requires a prepaid interest charge that is 6% ($2,160) of the $36,000 loan amount. These financing costs are being amortized to interest expense during the one year term of the loan. The total amount due at the inception date is $38,160. As of March 31, 2013, the loan balance was $34,015.  Payments made during the three months ended March 31, 2013 amounted to $4,145.

(8)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 13). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of March 31, 2013, the balance of the note was $75,000 and the balance of the debt discount was $0. No payments have been made on the note as of March 31, 2013 and therefore the note is in default.

(9)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of March 31, 2013, none of the note had been converted into shares of common stock. As of March 31, 2013, the balance of the note was $35,000 and the balance of the debt discount was $24,164. No payments have been made on the note as of March 31, 2013.

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

(10)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of March 31, 2013, the balance of the note was $25,000. No payments have been made on the note as of March 31, 2013. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $176,615. Subsequent to March 31, 2013, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

Note 10 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through September, 2020. Certain of these leases contain renewal options. For the three month periods ended March 31, 2013 and 2012, rent expense under operating leases was $58,714 and $39,791, respectively.

As of March 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases
For the fiscal years ending December 31:
2013 - remainder	$153,183
2014	198,859
2015	188,415
2016	131,741
2017	137,801
Thereafter	348,724
Total operating lease payments	$1,158,723

Capital Leases

The Company is has three non-cancelable capital leases for salon and office equipment. Two of them were entered into during 2012 and the third one was during the three months ended March 31, 2013. The Company evaluated the leases at the time of purchase and determined that the lease agreements each contain a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease terms. Under the guidance in ASC 840, the Company has classified the leases as capital leases, accordingly, the salon equipment under the leases with a cost of $76,167 has been capitalized and included with the Company's property, plan, and equipment and is depreciated as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

Capital leases payable outstanding were as follows:

	March 31,	December 31,
	2013	2012
Total, net	$64,913	$62,502
Less current portion	(16,209)	(14,624)
Long-term portion	$48,704	$47,878

As of March 31, 2013, future minimum lease payments under non-cancelable capital leases were as follows:

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

Capital Leases
For the fiscal years ending December 31:
2013 - remainder	$19,332
2014	25,776
2015	25,776
2016	12,042
2017	1,539
Thereafter	256
Total operating lease payments	84,722
Less interest for the terms	(19,809)
Total, net	$64,913

Note 11 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of March 31, 2013, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

During the three month period ended March 31, 2013, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of March 31, 2013 and December 31, 2012, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

Convertible Series B Preferred Stock

Each share of Green’s Convertible Series B Preferred Stock has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average closing bid market price of Green's common stock for the five days before conversion notice date by the shareholder. Convertible Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion.

During the three month period ended March 31, 2013, there were no issuances or conversions of Convertible Series B Preferred shares.

As of March 31, 2013 and December 31, 2012, Green had 547,478 and 547,478 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

On March 29, 2012, the Company filed with the State of Utah an Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock from 2,500,000,000 to 10,000,000,000. This action was taken after notice to the shareholders and having consent from a majority of the voting rights.

During the three month period ended March 31, 2013, there were no issuances of common stock.

As of March 31, 2013 and December 31, 2012, Green had 22,265,197 and 22,265,197 shares of common stock issued and outstanding, respectively.

Note 12 – Stock-Based Compensation

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

Under the Plan and during the year ended December 31, 2012, the company granted 730,000 stock options to five employees for services. For the year ended December 31, 2012, stock-based compensation expense of $71,775 was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were approximately:  $0.08 – exercise price, one year term, 502% volatility, and a .18% risk free rate. The income tax benefit related to the stock-based compensation expense during the period was $0. Also, the aggregate intrinsic value of all options outstanding and exercisable at December 31, 2012, was $0. As of December 31, 2012, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the year ended December 31, 2012, there were no expired or cancelled grants. As of December 31, 2012, there were 470,000 shares available for future stock-based compensation grants.

There were no grants under the Plan and during the three months ended March 31, 2013. As of March 31, 2013, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the three months ended March 31, 2013, there were no expired or cancelled grants. As of March 31, 2013, there were 470,000 shares available for future stock-based compensation grants.

Note 13 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement.  As of March 31, 2013, there were no draws taken.  The note has a maturity date of February 28, 2013 and is in default and the note is default as of February 28, 2013.  (See Note 9 - Notes Payable, Item 8 for additional detail about this note.)

Note 14 – Depository Trust Company

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

Note 15 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the three months ended March 31, 2013 and for the year ended December 31, 2012 accounted for approximately 99.5% and 99.5%, respectively, of salon products purchased.

Note 16 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the three months ended March 31, 2013, Green had negative working capital of $1,387,152 and a net loss of $92,924, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 17 – Subsequent Events

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing.

On May 16, 2013 the Board of Directors approved the issuance of 32,000 Series B Preferred Stock to two employees (16,000 each) for services performed on behalf of the Company pursuant to the 2008 Benefit Plan of the Company. The shares were issued with a restrictive legend.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2013 (Unaudited)

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

On July 31, 2013, Nexia Holdings Inc., converted $169,434 of debt into 84,716,865 shares of common stock.  The transaction was valued at $169,434 with a stated value per share of $0.002 for the common stock.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 12, 2013, the Board of Directors approved the conversion of 4,600 shares of Series B Preferred Stock held by an investor into 5,502,392 shares of Common Stock. The shares were converted at $0.00418 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 13, 2013, the Board of Directors approved the conversion of 3,900 shares of Series B Preferred Stock held by an investor into 4,411,765 shares of Common Stock. The shares were converted at $0.00442 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 13, 2013, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock with a 50% discount to the $5 per share conversion value of the Series B Preferred Shares in exchange for $20,000.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2012 and Form 10-Q for the quarter ended March 31, 2012. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of March 31, 2013, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the newly developed City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three month periods ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, we owned and operated two wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended March 31, 2013 and 2012, we had net sales of $854,313 and $734,024, respectively. Our net sales for the three months ended March 31, 2013 were $120,289 or 16.4% higher than net sales for the comparable period in 2012. This increase is primarily due to the continued client growth at the Liberty Heights and Marmalade salons as well as a the City Creek store having a complete quarter of sales for the three months ended March 31, 2013 that was not present for the comparable period in 2012 because the store was not open at that time.

The following table shows the change in service revenue by salon for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,	Over Prior Period
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$443,777	$396,177	$47,600	12.0%
Marmalade	176,070	157,190	18,880	12.0%
City Creek	1,635	-	1,635	n/a
Total Service Revenue	$621,482	$553,367	$68,115	12.3%

As can be seen from the above table our Liberty Heights and Marmalade salons both experienced a 12% growth of service revenues for the three month period ending March 31, 2013 over the comparable period of service sales for 2012. This increase in service revenue growth is almost all due to an increased client base rather than from the price charged for salon services. Service revenue for the City Creek store is $1,650 and $0 for the three month periods ended March 31, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was not open for the three month period ended March 31, 2012.

The following table shows the change in product revenue by salon for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,	Over Prior Period
Salon	2012	2011	Dollar	Percentage
Liberty Heights	$133,985	$131,782	$2,203	1.7%
Marmalade	52,837	48,875	3,962	8.1%
City Creek	46,009	-	46,009	n/a
Total Product Revenue	$232,831	$180,657	$52,174	28.9%

As can be seen from the above table our Liberty Heights salon experienced 1.7% growth of product revenues for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012. This relatively small increase in product revenue growth is primarily due to increases in product prices for the comparable period. The 8.1% increase in salon product revenues for the same comparative periods for our Marmalade salon is primarily due to increased product sales due to an increased client base and also to increased prices as in the Liberty Heights salon. The product revenues for the Marmalade salon are growing faster than the Liberty Heights salon because it is a newer store and its client base is still developing. Product revenue for the City Creek store is $46,009 and $0 for the three month periods ended March 31, 2013 and 2012, respectively. Since the City Creek store is almost completely a product sales store it has had a significant impact on the overall percentage increase of product revenues for the comparative periods because this store was not open for the three month period ended March 31, 2012.

Costs of Revenue

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Services	56.5%	57.1%
Product	58.9%	58.6%

The above table shows the cost of services revenue being 0.7% less for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012.  This decrease in service cost is primary due to better efficiencies product used for services. The 0.3% decrease in product costs for the same comparable period is primarily due to small inventory shrinkage.

Operating Expenses

The following table shows general and administrative expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,	March 31,
	2013	2012	Change
Salaries and wages	$110,706	$133,897	$(23,191)
Rent	58,714	39,791	18,923
Advertising	13,402	16,467	(3,065)
Credit card merchant fees	16,934	17,918	(984)
Insurance	14,051	12,849	1,202
Utilities and telephone	15,320	11,485	3,835
Professional services	72,171	48,322	23,849
Repairs and maintenance	8,086	3,693	4,393
Dues and subscriptions	5,373	5,419	(46)
Office expense	10,654	17,850	(7,196)
Travel	4,097	5,627	(1,530)
Investor relations and company promotion	494	51,326	(50,832)
Other	6,812	3,450	3,362
Total general and administrative expenses	$336,814	$368,094	$(31,280)

The above table shows a $31,280 decrease in general and administrative expenses. This is primarily due to $23,191 more of salaries and wages in the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2013. In addition, investor relations and company promotion was $50,832 higher for the same comparable periods.

Depreciation expense for the three months ended March 31, 2013, was $32,568 as compared to $23,605 for the comparable three months ended March 31, 2012. The increase is primarily due to an increase in leasehold improvements of the new LEC store and also for depreciation from added equipment during the three months ended March 31, 2013.

Other Expense

Other expense for the three months ended March 31, 2013, decreased to $90,644 from $229,350 for the comparable three months ended March 31, 2012, a decrease of $138,706. This decrease over the comparable quarterly period is primarily due to expenses related to the initial recording of entries for the debt discounts and derivative liability changes from convertible debt instruments that were present in the three months ended March 31, 2012 and not in 2013.  Specifically, for the three month period ending March 31, 2013 as compared to the same period in 2012, interest expense was $37,687 less, the loss on default of convertible notes was $79,304 less, and the loss on derivative fair value adjustment was $22,114 less.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of March 31, 2013, our principal source of liquidity consisted of $155,227 of cash, as compared to $86,586 as of December 31, 2012. Our primary sources of cash during the year ended December 31, 2012 were customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash in the year ended December 31, 2012 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $1,387,152 as of March 31, 2013. Our current assets were $304,506, which consisted of $155,227 in cash, $11,427 in accounts receivable, $134,130 in inventory, and $3,722 in prepaid expenses. Our total assets were $898,830, which included $535,668 in property and equipment (net), and $58,656 in other assets. Our current liabilities were $1,691,658, including $611,581 in accounts payable and accrued expenses, $343,251 in amounts due to related parties, $444,951 in the current portion of notes and capital leases payable, $54,633 in deferred revenue, and a $237,242 derivative liability. Our long-term liabilities were $3,003,471. Our total stockholders’ deficit at March 31, 2013 was $3,796,299.

Working capital increased by $71,560 as of March 31, 2013, as compared to December 31, 2012 primarily due to the various changes in current assets and current liabilities that net to the overall change in working capital for the three month period.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by operating activities for the three month period ended March 31, 2013 was $59,903 as compared to $(46,834) used in operating activities for the three months ended March 31, 2012. This $106,737 change in cash provided by operating activities over the comparable period is primarily due to a $215,244 reduction in net loss for the comparable periods, which is partially offset by $38,174 of stock based compensation, and $79,304 of loss contingency, all of which were present in the prior period that were not present in the current period. Another contributing factor was a $58,939 change in amounts due to related parties, which provided additional cash from operations in the current period.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next 12 months.

Cash Flows from Investing Activities

Cash flow used in investing activities for the three months ended March 31, 2013 was $915 as compared to $1,286 for the three months ended March 31, 2012, a $371 difference.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the three months ended March 31, 2013 was $9,653 as compared to $101,105 that was provided by financing activities for the three months ended March 31, 2012. For the three months ended March 31, 2013 as compared to the three months ended March 3, 2012, there was $21,174 less in payments made for debt obligations and there was $70,278 less in proceeds from new issuances of debt obligations.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,387,152 as of March 31, 2013. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Going Concern

Our audit opinion for the year ended December 31, 2012 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.

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

Based on evaluation as of March 31, 2013, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2012 and 2011, occurred during the three months ended March 31, 2013.

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

As of March 31, 2013, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 11,776,316 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,011,776,316 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

We believe that the economic downturn slightly affected our product and service sales results for the three month periods ended March 31, 2013 and 2012. When there is an economic downturn, customers tend to wait longer periods of time between visits. However, we continue to have sales increases subsequent to March 31, 2013. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

The market price of our common stock is highly volatile and fluctuates widely in price in response to various factors, many of which are beyond our control, including the following:

·         significant dilution;
·         our services or our competitors;
·         additions or departures of key personnel;
·         our ability to execute our business plan;
·         operating results that fall below expectations;
·         loss of any strategic relationship;
·         economic and other external factors; and
·         period-to-period fluctuations in our financial results.

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

None during the three months ended March 31, 2013.

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

On July 31, 2013, Nexia Holdings Inc., converted $169,434 of debt into 84,716,865 shares of common stock.  The transaction was valued at $169,434 with a stated value per share of $0.002 for the common stock.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

On August 12, 2013, the Board of Directors approved the conversion of 4,600 shares of Series B Preferred Stock held by an investor into 5,502,392 shares of Common Stock. The shares were converted at $0.00418 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 13, 2013, the Board of Directors approved the conversion of 3,900 shares of Series B Preferred Stock held by an investor into 4,411,765 shares of Common Stock. The shares were converted at $0.00442 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 13, 2013, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock with a 50% discount to the $5 per share conversion value of the Series B Preferred Shares in exchange for $20,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010

10(i)	8% Convertible Promissory Note issued February 2, 2012, to Asher Enterprises, Inc.	10-K	000-54018	10(i)	4/16/2012
10(ii)	11% Promissory Note issued February 27, 2012 to William and Nina Wolfson	10-K	000-54018	10(ii)	4/16/2012
10(iii)	May 22, 2012 Security Agreement with Richard Surber, CEO of the Company	10-Q	000-54018	10(iii)	1/30/2012
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: August 20, 2013
By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: August 20, 2013
By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director