Form 10-Q
period 2013-06-30
Green Endeavors, Inc.
filed 2013-10-01
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
☐ Large accelerated filer  ☐  Accelerated filer  ☐   Non-accelerated filer  ☒ Smaller reporting company
                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

On September 30, 2013, 142,234,301 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets:
	June 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations:
	Three and Six Months Ended June 30, 2013 and June 30, 2012	2

	Condensed Consolidated Statements of Cash Flows:
	Six Months Ended June 30, 2013 and June 30, 2012	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
		22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	[Reserved]	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

	Signatures	41

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$135,027	$86,586
Accounts receivable	20,557	2,608
Inventory	142,157	128,650
Prepaid expenses	1,951	8,919
Total current assets	299,692	226,763

Property, plant, and equipment, net of accumulated depreciation of $529,780 and $464,827, respectively	506,872	561,275
Other assets	57,889	57,485
Total Assets	$864,453	$$845,523

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$546,354	$542,577
Deferred revenue	55,091	59,109
Due to related parties	148,672	310,349
Derivative liability	214,554	231,609
Current portion of notes payable	248,083	222,179
Current portion of related party notes payable	23,506	3,534
Current portion of capital leases payable	16,899	14,624
Convertible notes payable, net of debt discount of $0 and $9,626, respectively	157,700	158,374
Total current liabilities	1,410,859	1,542,355

Long-Term Liabilities:
Deferred rent	115,217	37,035
Notes payable related party	36,054	21,466
Notes payable	86,435	112,985
Capital lease obligations	44,212	47,878
Convertible notes payable, net of debt discount of $19,801 and $28,479, respectively	15,199	6,521
Convertible debentures related party, net of debt discount of $60,524 and $66,785, respectively	2,299,276	2,293,015
Convertible debentures, net of debt discount of $12,104 and $13,357, respectively	487,896	486,643
Total long-term liabilities	3,084,289	3,005,543
Total Liabilities	4,495,148	4,547,898

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 566,537 and 547,478 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	567	548
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 30,562,947 and 22,265,197 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,059	2,226
Additional paid-in capital	(356,898)	(540,730)
Accumulated deficit	(3,287,423)	(3,174,419)
Total stockholders’ deficit	(3,630,695)	(3,702,375)
Total Liabilities and Stockholders’ Deficit	$864,453	$845,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Services, net of discounts	$687,481	$584,923	$1,308,963	$1,138,290
Product, net of discounts	227,003	173,722	459,834	354,379
Total revenue	914,484	758,645	1,768,797	1,492,669

Costs and expenses:
Cost of services	400,471	326,708	751,432	658,770
Cost of product	104,774	94,867	242,024	184,948
Depreciation	32,386	33,930	64,953	57,535
General and administrative	331,747	324,265	668,561	692,359
Total costs and expenses	869,378	779,770	1,726,970	1,593,612
Income (loss) from operations	45,106	(21,125)	41,827	(100,943)

Other income (expenses):
Interest income	205	201	409	405
Interest expense	(23,597)	(35,893)	(59,054)	(188,341)
Interest expense, related parties	(51,983)	(51,508)	(102,898)	(103,019)
Gain (loss) on derivative fair value adjustment	11,113	30,648	5,480	2,901
Other income (expense)	76	(421)	1,232	1,731
Total other expenses	(64,186)	(56,973)	(154,831)	(286,323)
Net loss	$(19,080)	$(78,098)	$(113,004)	$(387,266)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.05)

Weighted average common shares outstanding – basic and diluted	25,016,498	11,146,266	23,648,448	7,293,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Cash Flows from Operating Activities:
Net loss	$(113,004)	$(387,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	64,953	57,535
Debt discount amortization	25,818	87,629
Stock-based compensation	-	71,774
Loss contingency	-	70,182
Gain on derivative liability fair value adjustment	(5,480)	(2,901)
Changes in operating assets and liabilities:
Accounts receivable	(17,949)	(8,262)
Inventory	(13,507)	2,891
Prepaid expenses	6,968	5,714
Other assets	(399)	(34,053
Accounts payable and accrued expenses	6,584	100,275
Due to related parties	69,673	(35,586)
Deferred rent	78,182	-
Deferred revenue	(4,018)	(6,610)
Net cash provided by (used in) operating activities	97,821	(78,678)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(4,508)	(61,893)
Net cash used in investing activities	(4,508)	(61,893)

Cash Flows from Financing Activities:
Payments made on notes payable	(38,808)	(18,811)
Payments made on related party notes payable	(74,191)	-
Payments made on capital lease obligations	(7,433)	-
Proceeds from issuance of notes payable	38,160	103,230
Proceeds from issuance of convertible notes payable	-	42,500
Proceeds from issuance of related party notes payable	37,400	-
Proceeds from exercising of stock options	-	21,217
Net cash provided by (used in) financing activities	(44,872)	148,136

Increase in cash	48,441	7,565

Cash at beginning of period	86,586	97,983

Cash at end of period	$135,027	$105,548

Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,324	$7,667
Non-cash investing and financing activities:
Conversion of debt	$24,675	$58,500
Equipment purchased under capital lease	$6,042	$-
Increase of derivative liability	$-	$42,500
Conversion of series B preferred shares to common stock	$539	$413,880
Cashless exercise of stock options	$-	$153,894
Conversion of related party debt to supervoting preferred stock	$-	$144,558
Conversion of related party debt to common stock	$-	$2,105,263
Issuance of series B preferred shares for settlement of related party debt	$160,000	$-

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2013 (unaudited)

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These condensed consolidated financial statements are unaudited.  They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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
June 30, 2013 (unaudited)

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2013 and December 31, 2012, Green had no cash equivalents.

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

For the three month periods ended June 30, 2013 and 2012, Green recorded depreciation expense of $32,386 and $33,930, respectively. For the six month periods ended June 30, 2013 and 2012, Green recorded depreciation expense of $64,953 and $57,535, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the six month periods ended June 30, 2013 and 2012.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended June 30, 2013 and 2012, advertising costs amounted to $19,280 and $23,640, respectively. For the six month period ended June 30, 2013 and 2012, advertising costs amounted to $32,682 and $40,107, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the

Nexia income tax returns. As of June 30, 2013 and December 31, 2012, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were approximately 1,838,017,234 such potentially dilutive shares excluded as of June 30, 2013.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the June 30, 2013 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of June 30, 2013 and December 31, 2012, inventory amounted to $142,157 and $128,650, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of June 30, 2013:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$22,517	$15,879	$6,638
Leasehold improvements	624,154	299,080	325,074
Furniture and fixtures	25,347	25,837	(490)
Leased equipment	76,298	15,913	60,385
Equipment	214,989	143,765	71,224
Vehicle	48,193	22,376	25,817
Signage	25,154	6,930	18,224
Total	$1,036,652	$529,780	$506,872

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2012:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$21,093	$14,131	$6,962
Leasehold improvements	624,154	262,146	362,008
Furniture and fixtures	25,347	21,028	4,319
Leased equipment	70,256	8,475	61,781
Equipment	211,905	134,565	77,340
Vehicle	48,193	18,933	29,260
Signage	25,154	5,549	19,605
Total	$1,026,102	$464,827	$561,275

Note 5 – Other Assets

The following table shows other assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Lease and utility deposits	$30,475	$30,470
Certificate of deposit, restricted cash (1)	27,414	27,015
Total other assets	$57,889	$57,485

(1)
The certificate of deposit ("CD") is considered long-term, restricted cash because it is collateral for the June 18, 2010, $100,000 note payable to the Division of Economic Development of Salt Lake City Corporation (see item 3 of Note 9 below). The initial value of the CD was $25,000. As of June 30, 2013 and December 31, 2012, the CD has $2,414 and $2,015 of accrued interest, respectively.

Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(214,554)	$-	$(214,554)	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2012	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(231,609)	$-	$(231,609)	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 7 - Derivative liability)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

Note 7 – Derivative Liability

As of June 30, 2013, the Company had a $214,554 derivative liability balance on the balance sheet, and for the six months ended June 30, 2013, the Company recorded a $5,480 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

Asher Enterprises, Inc.

As discussed in Note 9 – “Notes Payable”, during 2011 and 2012, Green issued an aggregate of $197,500 Convertible Promissory Notes to Asher Enterprises, Inc. (“Asher Notes”) that mature from January 9, 2012 to November 6, 2012. The Asher Notes bear interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rates of 56% to 61% of the market price (a 44% to 39% discount) of the lowest three trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the Asher Notes is amortized over the life of the notes (approximately nine months each). On June 30, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Asher Notes and determined an aggregate fair value of $147,461 and recorded a $1,990 gain from change in fair value of derivatives for the six month period ended June 30, 2013. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 463%, (3) risk-free interest rate of .1%, (4) expected life of 0.5 of a year, and (5) estimated fair value of Green’s common stock of $0.0055 per share.

On July 2, 2013, Asher and Green amended each of these convertible promissory notes. The amendments require that the interest rate of the notes are to remain at 8% per annum from inception date of the notes until May 19, 2013, at which time the default interest rate of 22% on unpaid principal may become effective at the option of Asher. The amendments also provide that Asher may not convert into equity of Green any of the default interest or any of the 50% default fee from the period of February 2, 2012 through May 19, 2013. As of June 30, 2013 and December 31, 2012, the default fees have not been included in the calculation of the derivative liability for these notes.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

Eastshore Enterprises, Inc.

As discussed in Note 9 – “Notes Payable”, on August 17, 2012, Green issued a $35,000 Convertible Promissory Note to Eastshore Enterprises, Inc. (“Eastshore Note”) that matures August 17, 2014. The Eastshore Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 54% of the market price (a 46% discount) of the lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On June 30, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $67,093 and recorded a $3,490 gain from change in fair value of derivative for the six month period ended June 30, 2013. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 463%, (3) risk-free interest rate of 0.15%, (4) expected life of 1.1 years, and (5) estimated fair value of Green’s common stock of $0.02 per share.

Note 8 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of June 30, 2013 and December 31, 2012, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

Convertible Debenture - Related Party	June 30, 2013	December 31, 2012
Principal amount	$2,359,800	$2,359,800
Debt discount	(60,524))	(66,785))
Convertible debenture, net of debt discount	$2,299,276	$2,293,015

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	(12,104))	(13,357))
Convertible debenture, net of debt discount	$487,896	$486,643

Convertible Debenture - Totals
Principal amount	$2,859,800	$2,859,800
Debt discount	(72,628))	(80,142))
Convertible debenture, net of debt discount	$2,787,172	$2,779,658

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Principal balance	$2,359,800	$2,359,800
Accrued interest	136,422	114,156
Total	$2,496,222	$2,473,956

As of June 30, 2013 and December 31, 2012, amounts due to related parties are $148,672 and $310,349, respectively. The $148,672 consists of $136,422 of accrued interest from the convertible debenture as shown in the table above, $589 of accrued interest for the note payable to Richard Surber, and $11,611 owed a Nexia subsidiary. The $310,349 consists of $114,156 of accrued interest from the convertible debenture as shown in the table above, $829 of accrued interest for the note payable to Richard Surber, and $195,364 from various amounts owed to Nexia and its subsidiaries.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

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

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company. The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to June 30, 2013, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time. As of June 30, 2013, Mr. Surber is a personal guarantor to various notes payable by the Company with remaining principal balances of $163,960.

On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of June 30, 2013, the principal balance of the note was $25,000 and accrued interest was $589. For the six month period ended June 30, 2013, $2,649 was paid toward accrued interest

On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing. As of June 30, 2013, principal payments on the note were $2,840.

On May 16, 2013 the Board of Directors approved the issuance of 32,000 Convertible Series B Preferred Stock to two employees (16,000 shares each) for services performed on behalf of the Company pursuant to the 2008 Benefit Plan of the Company. The transaction was recorded at $160,000, which is the 32,000 shares multiplied by the conversion price of $5 multiplied per share. This $160,000 amount was offset against balances Green owed to a subsidiary of Nexia. The shares were issued with a restrictive legend.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

Note 9 – Notes Payable

A summary of notes payable as of June 30, 2013 and December 31, 2012 is as follows:

Creditor	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Salt Lake City Corporation (3)	3.25%	8/1/2015	43,701	53,690
William and Nina Wolfson (4)	11.00%	2/27/2016	36,724	42,279
Cyprus Credit Union (5)	2.69%	12/5/2014	15,263	20,410
Salt Lake City Corporation (6)	5.00%	9/1/2017	43,272	47,785
Express Travel Related Services (7)	6.00%	2/19/2014	24,558	-
Total			334,518	335,164
Less: Current portion			(248,083)	(222,179)
Long-term portion			$86,435	$112,985

A summary of convertible notes payable as of June 30, 2013 and December 31, 2012 is as follows:

Creditor	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Asher Enterprises, Inc. (2)*	8.00%	3/16/2012	-	$3,000
Asher Enterprises, Inc. (2)*	8.00%	4/25/2012	17,700	25,000
Asher Enterprises, Inc. (2)*	8.00%	9/12/2012	22,500	22,500
Asher Enterprises, Inc. (2)*	8.00%	11/6/2012	42,500	42,500
Southridge Partners II, LP (8)	0%	2/28/2013	75,000	75,000
Eastshore Enterprises, Inc. (9)	8.00%	8/17/2014	35,000	35,000
Debt discount - convertible notes, net			(19,801)	(38,105)
Total, net			172,899	164,895
Less: Current portion			(157,700)	(158,374)
Long-term portion			$15,199	$6,521
*	For all Asher notes payable, the interest rate increased from 8% to 22% on May 19, 2013.

A summary of the related party note payable as of June 30, 2013 and December 31, 2012 is as follows:

Creditor	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Richard D. Surber (related party) (10)	20.00%	11/6/2017	$25,000	$25,000
Nexia Holdings, Inc. (related party (11)	10.00%	4/15/2015	34,560	-
Total, net			59,560	25,000
Less: Current portion			(23,506)	(3,534)
Long-term portion			$36,054	$21,466

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of June 30, 2013 and December 31, 2012, accrued interest reported in accounts payable and accrued expenses was $34,200.

(2)
During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012. The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum. At the holder’s option, the notes can be converted into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest six trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As amended, the interest rate increases to 22% after May 19, 2013 at the option of Asher. As of June 30, 2013, $120,600 of principal, interest, and default amount on the notes had been converted into 6,773,874 shares of common stock. As of June 30, 2013, the notes are considered in default. The notes call for a default amount and Green has recorded a loss contingency.  As of June 30, 2013 the loss contingency amounted to $41,350. As of June 30, 2013, the total of principal, interest, and default amount owed to Asher was $135,526. The Company is working on a cure for the default. On July 2, 2013, Asher and Green retroactively amended the notes to provide that the 50% default fee may not be converted to equity of Green until May 20, 2013.

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

(3)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered restricted because it is collateral for the loan. As of June 30, 2013, the note balance is $43,701.  Principal payments made on the note during the six months ended June 30, 2013 amounted to $9,989.

(4)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note.  As of June 30, 2013, the note balance is $36,724.  Principal payments made on the note during the six months ended June 30, 2013 amounted to $11,061.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

(5)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank (see loan #3 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of June 30, 2013, the note balance is $15,263. Principal payments made on the note during the six months ended June 30, 2013 amounted to $5,147.

(6)
On August 20, 2012, the Board of Directors of Landis Experience Center, LLC approved that it enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012.  The note bears interest at 5% per annum and requires 60 monthly installments of $944 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of June 30, 2013, the note balance was $43,272.  Principal payments made on the note during the six months ended June 30, 2013 amounted to $4,513.

(7)
On February 19, 2013, the Board of Directors of Landis Salons, Inc. approved that it enter into a loan agreement with Express Travel Related Services Company, Inc. in the amount of $36,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 9% of the American Express credit card sales receipts that are due each month. The loan requires a prepaid interest charge that is 6% ($2,160) of the $36,000 loan amount. These financing costs are being amortized to interest expense during the one year term of the loan. The total amount due at the inception date is $38,160. As of June 30, 2013, the loan balance was $24,558. Payments made during the six months ended June 30, 2013 amounted to $13,602.

(8)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 14). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of June 30, 2013, the balance of the note was $75,000 and the balance of the debt discount was $0. No payments have been made on the note as of June 30, 2013 and the note is in default.

(9)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of June 30, 2013, none of the note had been converted into shares of common stock. As of June 30, 2013, the balance of the note was $35,000 and the balance of the debt discount was $19,801. No payments have been made on the note as of June 30, 2013.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

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

(10)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of June 30, 2013, the balance of the note was $25,000. For the six month period ended June 30, 2013, $2,649 was paid toward accrued interest.

(11)
On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing. As of June 30, 2013, principal payments on the note were $2,840.

Note 10 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through September, 2020. Certain of these leases contain renewal options. For the six month periods ended June 30, 2013 and 2012, rent expense under operating leases was $115,396 and $79,607, respectively.

As of June 30, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases
For the fiscal years ending December 31:
2013 - remainder	$95,984
2014	198,859
2015	188,415
2016	131,741
2017	137,801
Thereafter	348,724
Total operating lease payments	$1,101,524

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

Capital Leases

The Company is has three non-cancelable capital leases for salon and office equipment. Two of them were entered into during 2012 and the third one was during February, 2013. The Company evaluated the leases at the time of purchase and determined that the lease agreements each contain a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease terms. Under the guidance in ASC 840, the Company has classified the leases as capital leases, accordingly, the salon and office equipment under the leases with a cost of $76,167 has been capitalized and included with the Company's property, plan, and equipment and is depreciated as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

Capital leases payable outstanding were as follows:

Capital Leases

For the fiscal years ending December 31:
2013 - remainder	$12,888
2014	25,776
2015	25,776
2016	12,042
2017	1,539
Thereafter	256
Total capital lease payments	78,278
Less interest for the terms	(17,167)
Total, net	$61,111

Note 11 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of June 30, 2013, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

During the six month period ended June 30, 2013, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of June 30, 2013 and December 31, 2012, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

On May 16, 2013 the Board of Directors approved the issuance of 32,000 Convertible Series B Preferred Stock to two employees (16,000 shares each) for services performed on behalf of the Company pursuant to the 2008 Benefit Plan of the Company. The transaction was recorded at $160,000, which is the 32,000 shares multiplied by the conversion price of $5 multiplied per share. This $160,000 amount was offset against balances Green owed to a subsidiary of Nexia. The shares were issued with a restrictive legend.

During the six month period ended June 30, 2013, the Board of Directors approved the conversion of 12,941 shares of Convertible Series B Preferred Stock in to 5,384,953 shares of Common Stock of the Company. The shares were converted at prices ranging from $0.00966 to $0.01386 per share based on the conversion provisions for the Series B Preferred Stock designation.

As of June 30, 2013 and December 31, 2012, Green had 566,537 and 547,478 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

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

During the six month period ended June 30, 2013, the Board of Directors approved the conversion of $10,300 in principal, $1,300 in interest, and $1,500 in default fee on the Asher Notes into 2,912,797 shares of common stock. The shares were converted at prices ranging from $0.0032 to $0.0075 per share according to the terms of the notes. (See Note 9 - Notes Payable, Item 2 for additional detail about the notes.)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

As of June 30, 2013 and December 31, 2012, Green had 30,562,947 and 22,265,197 shares of common stock issued and outstanding, respectively.

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

There were no grants under the Plan and during the six months ended June 30, 2013. As of June 30, 2013, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the six months ended June 30, 2013, there were no expired or cancelled grants. As of June 30, 2013, there were 470,000 shares available for future stock-based compensation grants.

Note 13 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement.  As of June 30, 2013, there were no draws taken.  The note has a maturity date of February 28, 2013 and is in default and the note is default as of February 28, 2013.  (See Note 9 - Notes Payable, Item 8 for additional detail about this note.)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2013 (unaudited)

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

Note 15 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the six months ended June 30, 2013 and 2012 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Note 16 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the six months ended June 30, 2013, Green had negative working capital of $1,111,167 and a net loss of $113,004, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

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
June 30, 2013 (Unaudited)

On August 13, 2013, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock with a 50% discount to the $5 per share conversion value of the Series B Preferred Shares in exchange for $20,000.

On August 23, 2013, the Board of Directors approved the conversion of 4,850 shares of Series B Preferred Stock held by an investor into 5,639,535 shares of Common Stock. The shares were converted at $0.0043 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 23, 2013, the Board of Directors approved the issuance of 30,000 shares of Convertible Preferred Series B Stock with a 70% discount to the $5 per share conversion value of the Series B Preferred Shares in exchange for $30,000.

On August 28, 2013, the Board of Directors approved the conversion of $12,000 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. into 5,217,391 shares of Common Stock. The Shares were converted at $0.0023 per share which was the conversion price provided for by the terms of the note.

On August 29, 2013, the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock held by an investor into 2,183,406 shares of Common Stock. The shares were converted at $0.00458 per share based on the conversion provisions for the Series B Preferred Stock designation.

On September 19, 2013, the Board of Directors approved the conversion of 2,896 shares of Series B Preferred Stock held by an investor into 4,000,000 shares of Common Stock. The shares were converted at $0.00362 per share based on the conversion provisions for the Series B Preferred Stock designation.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2012 and Form 10-Q for the quarter ended June 30, 2012. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of June 30, 2013, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the newly developed City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012.

For the three and six months ended June 30, 2013, we operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

For the three and six months ended June 30, 2012, we owned and operated two wholly owned subsidiaries,  Landis Salons, Inc. and Landis Salons II, Inc.  Both companies operate as full-service hair and retail salons featuring the Aveda™ line of products.

Income Statement - Three and six months ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Services, net of discounts	$687,481	$584,923	$1,308,963	$1,138,290
Product, net of discounts	227,003	173,722	459,834	354,379
Total revenue	914,484	758,645	1,768,797	1,492,669

Costs and expenses:
Cost of services	400,471	326,708	751,432	658,770
Cost of product	104,774	94,867	242,024	184,948
Depreciation	32,386	33,930	64,953	57,535
General and administrative	331,747	324,265	668,561	692,359
Total costs and expenses	869,378	779,770	1,726,970	1,593,612
Income (loss) from operations	45,106	(21,125)	41,827	(100,943)

Other income (expenses):
Interest income	205	201	409	405
Interest expense	(23,597)	(35,893)	(59,054)	(188,341)
Interest expense, related parties	(51,983)	(51,508)	(102,898)	(103,019)
Gain (loss) on derivative fair value adjustment	11,113	30,648	5,480	2,901
Other income (expense)	76	(421)	1,232	1,731
Total other expenses	(64,186)	(56,973)	(154,831)	(286,323)
Net loss	$(19,080)	$(78,098)	$(113,004)	$(387,266)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.05)

Weighted average common shares outstanding – basic and diluted	25,016,498	11,146,266	23,648,448	7,293,560

Components for the above income statements are discussed below:

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended June 30, 2013 and 2012, we had net sales of $914,484 and $758,645, respectively. For the six month periods ended June 30, 2013 and 2012, we had net sales of $1,768,797 and $1,492,669, respectively.

Three months ended June 30, 2013 and 2012

The following table shows the change in service revenue by salon for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended		Increase (Decrease) Over Prior Period
Salon	June 30, 2013	June 30, 2012	Dollar	Percentage
Liberty Heights	$490,748	$414,094	$76,654	18.5%
Marmalade	195,523	170,829	24,694	14.5%
City Creek	1,210	-	1,210	n/a
Total Service Revenue	$687,481	$584,923	$102,558	17.5%

As can be seen from the above table for the three months ended June 30, 2013 and 2012, our Liberty Heights and Marmalade salons both experienced an 18.5% and a 14.5% growth of service revenues, respectively. This increase in service revenue growth is almost all due to an increased client base rather than from the price charged for salon services. Service revenue for the City Creek store is $1,210 and $0 for the three month periods ended June 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was not open for the three month period ended June 30, 2012.

The following table shows the change in product revenue by salon for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended		Increase (Decrease) Over Prior Period
Salon	June 30, 2013	June 30, 2012	Dollar	Percentage
Liberty Heights	$125,992	$124,449	$1,543	1.2%
Marmalade	52,682	49,273	3,409	6.9%
City Creek	48,329	-	48,329	n/a
Total Product Revenue	$227,003	$173,722	$53,281	30.7%

As can be seen from the above table our Liberty Heights salon experienced 1.2% growth of product revenues for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012. This relatively small increase in product revenue growth is primarily due to increases in product prices for the comparable period. The 6.9% increase in salon product revenues for the same comparative periods for our Marmalade salon is primarily due to increased product sales due to an increased client base and also to increased prices as in the Liberty Heights salon. The product revenues for the Marmalade salon are growing faster than the Liberty Heights salon because it is a newer store and its client base is still developing. Product revenue for the City Creek store is $48,329 and $0 for the three month periods ended June 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was not open for the three month period ended June 30, 2012.

Six months ended June 30, 2013 and 2012

The following table shows the change in service revenue by salon for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended		Increase (Decrease) Over Prior Period
Salon	June 30, 2013	June 30, 2012	Dollar	Percentage
Liberty Heights	$934,526	$810,272	$124,254	15.3%
Marmalade	371,593	328,018	43,575	13.3%
City Creek	2,844	-	2,844	n/a
Total Product Revenue	$1,308,963	$1,138,290	$170,673	15.0%

As can be seen from the above table for the six months ended June 30, 2013 and 2012, our Liberty Heights and Marmalade salons both experienced a 15.3% and a 13.3% growth of service revenues, respectively. This increase in service revenue growth is almost all due to an increased client base rather than from the price charged for salon services. Service revenue for the City Creek store is $2,844 and $0 for the six month periods ended June 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was not open for the six month period ended June 30, 2012.

The following table shows the change in product revenue by salon for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended		Increase (Decrease) Over Prior Period
Salon	June 30, 2013	June 30, 2012	Dollar	Percentage
Liberty Heights	$259,977	$256,231	$3,746	1.5%
Marmalade	105,519	98,148	7,371	7.5%
City Creek	94,338	-	94,338	n/a
Total Product Revenue	$459,834	$354,379	$105,455	29.8%

As can be seen from the above table our Liberty Heights salon experienced 1.5% growth of product revenues for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012. This relatively small increase in product revenue growth is primarily due to increases in product prices for the comparable period. The 7.5% increase in salon product revenues for the same comparative periods for our Marmalade salon is primarily due to increased product sales due to an increased client base and also to increased prices as in the Liberty Heights salon. The product revenues for the Marmalade salon are growing faster than the Liberty Heights salon because it is a newer store and its client base is still developing. Product revenue for the City Creek store is $94,338 and $0 for the six month periods ended June 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was not open for the six month period ended June 30, 2012.

Costs of Revenue

Three months ended June 30, 2013 and 2012

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012
Services	58.3%	55.9%
Product	46.2%	54.6%

The above table shows the cost of services revenue being 2.4% more for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012.  This increase in service cost is primary due to increased product used for services. The 8.5% decrease in product costs for the same comparable period is primarily due to a $24,292 and $0 product cost rebate received from Aveda by the newly operating City Creek store during the three month period ended June 30, 2013 as compared to the comparable period ended June 30, 2012, respectively.

Six months ended June 30, 2013 and 2012

The following table shows cost of revenue by type as a percentage of related revenue for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012
Services	57.4%	57.9%
Product	52.6%	52.2%

The above table shows the cost of services revenue being 0.5% less for the six month period ended June 30, 2013 as compared to the three month period ended June 30, 2012.  This minor decrease in service cost is primary due to better efficiencies product used for services. The 0.4% increase in product costs for the same comparable period is primarily due to a small amount of inventory shrinkage.

Operating Expenses

Three months ended June 30, 2013 and 2012

The following table shows general and administrative expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012	Change
Salaries and wages	$106,054	$147,454	$(41,400)
Rent	56,682	39,816	16,866
Advertising	19,280	23,640	(4,360)
Credit card merchant fees	21,959	6,481	15,478
Insurance	27,506	14,152	13,354
Utilities and telephone	13,046	10,774	2,272
Professional services	44,033	40,078	3,955
Repairs and maintenance	4,605	6,262	(1,657)
Dues and subscriptions	5,904	3,467	2,437
Office expense	9,671	8,174	1,497
Travel	2,864	3,385	(521)
Investor relations and company promotion	9,375	9,912	(537)
Other	10,768	10,670	98
Total general and administrative expenses	$331,747	$$324,265	$7,482

The above table shows a minor $7,482 increase in general and administrative expenses. This is primarily due to a $16,866 increase in rent, a $15,478 increase in merchant fees, and a $13,354 increase in insurance. These increases were mostly offset by a $41,400 decrease in salaries and wages.

Depreciation expense for the three months ended June 30, 2013, was $32,386 as compared to $33,930 for the comparable three months ended June 30, 2012. This minor $1,544 decrease is primarily due to an increase in fully depreciated assets for the three months ended June 30, 2013 as compared to the three month period ended June 30, 2012.

Six months ended June 30, 2013 and 2012

The following table shows general and administrative expenses for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012	Change
Salaries and wages	$216,760	$281,351	$(64,591)
Rent	115,396	79,607	35,789
Advertising	32,682	40,107	(7,425)
Credit card merchant fees	38,893	24,399	14,494
Insurance	41,557	27,001	14,556
Utilities and telephone	28,366	22,259	6,107
Professional services	116,204	88,400	27,804
Repairs and maintenance	12,691	9,955	2,736
Dues and subscriptions	11,277	8,886	2,391
Office expense	20,325	26,024	(5,699)
Travel	6,961	9,012	(2,051)
Investor relations and company promotion	9,869	61,238	(51,369)
Other	17,580	14,120	3,460
Total General and administrative expenses	$668,561	$692,359	$(23,798)

The $23,798 decrease in general and administrative expenses over the comparable period is primarily due to a $64,591 decrease in salaries and wages and a $51,369 decrease in investor relations and company promotion expense.  These decreases are partially offset by a $35,789 and $27,804 increase in rent and professional services, respectively. Salaries and wages decreased primarily due to a $71,774 reduction of employee stock option compensation expense that was not present in the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012.

Depreciation expense for the six months ended June 30, 2013, increased to $64,953 from $57,535 for the six months ended June 30, 2013. The increase is primarily because there were increases in property, plant, and equipment and assets that had not been fully depreciated and also in addition to leasehold improvements of the new LEC store in August 2012.

Other Expense

Three months ended June 30, 2013 and 2012

Other expense for the three months ended June 30, 2013, increased to $64,186 from $56,973 for the comparable three months ended June 30, 2012, a minor increase of $7,213. This increase over the comparable quarterly period is primarily due to a $19,535 reduction in the gain on derivative fair value adjustment.

Six months ended June 30, 2013 and 2012

Other expense for the six months ended June 30, 2013, decreased to $154,831 from $286,323 for the six months ended June 30, 2013, a $131,492 decrease. This decrease over the comparable quarterly period is primarily due to a $129,287 decrease in interest expense.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of June 30, 2013, our principal source of liquidity consisted of $135,027 of cash, as compared to $86,586 as of December 31, 2012. Our primary sources of cash during the year ended December 31, 2012 were customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash in the year ended December 31, 2012 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $1,111,167 as of June 30, 2013. Our current assets were $299,692, which consisted of $135,027 in cash, $20,557 in accounts receivable, $142,157 in inventory, and $1,951 in prepaid expenses. Our total assets were $864,453, which included $506,872 in property and equipment (net), and $57,889 in other assets. Our current liabilities were $1,410,859, including $546,354 in accounts payable and accrued expenses, $57,889 in deferred revenue, $148,672 in amounts due to related parties, $214,083 in a derivative liability, $264,982 in the current portion of notes and capital leases payable, $23,506 in the current portion of amounts due to related parties, and $157,700 in convertible notes payable, net. Our long-term liabilities were $3,084,289. Our total stockholders’ deficit at June 30, 2013 was $3,630,695.

Working capital increased by $204,425 as of June 30, 2013, as compared to December 31, 2012 primarily due to a $48,441 increase in cash and a $161,677 decrease in amounts due to related parties in addition to the other various changes in current assets and current liabilities that net to the overall change in working capital for the six month period.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.

Cash flows from operating activities for the six months ended June 30, 2013 include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by operating activities for the six months ended June 30, 2013 was $97,821 as compared to $78,678 used in operating activities for the six months ended June 30, 2012. For the six months ended June 30, 2013, net loss decreased by $274,262. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 significant changes include: debt discount amortization decreased by $61,811, stock based compensation decreased by $71,774, loss contingency decreased by $70,182, accounts payable and accrued expenses decreased by $93,691, and amounts due to related parties decreased by $105,259. In addition, deferred rent was $78,182 and $0 for the six months ended June 30, 2013 and 2012, respectively.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next twelve months.

Cash Flows from Investing Activities

Cash flow used in investing activities for the six months ended June 30, 2013 was $4,508 as compared to $61,893 for the six months ended June 30, 2012, a $57,385 difference due to the higher amount of salon equipment purchased in the during the six month period ended June 30, 2012.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow used by financing activities for the six months ended June 30, 2013 was $(44,872) as compared to $148,136 that was provided by financing activities for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, the Company paid $74,191 and $0 of related party debt, respectively. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, the Company received $65,070 more from the proceeds of notes payable and received $42,500 more from the proceeds of convertible notes payable and $21,217 from the proceeds of stock options.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,111,167 as of June 30, 2013. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.

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

Based on evaluation as of June 30, 2013, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the year ended December 31, 2012, occurred during the six months ended June 30, 2013.

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

As of September 19, 2013, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 96,493,181 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,096,493,181 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

We believe that the economic downturn slightly affected our product and service sales results for the six month periods ended June 30, 2013 and 2012. When there is an economic downturn, customers tend to wait longer periods of time between visits. However, we continue to have sales increases subsequent to June 30, 2013. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

We are dependent on key personnel, specifically Richard Surber, our President, CEO and a Director.

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

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for six or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Subsequent Events

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

On August 23, 2013, the Board of Directors approved the conversion of 4,850 shares of Series B Preferred Stock held by an investor into 5,639,535 shares of Common Stock. The shares were converted at $0.0043 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 23, 2013, the Board of Directors approved the issuance of 30,000 shares of Convertible Preferred Series B Stock with a 70% discount to the $5 per share conversion value of the Series B Preferred Shares in exchange for $30,000.

On August 28, 2013, the Board of Directors approved the conversion of $12,000 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. into 5,217,391 shares of Common Stock. The Shares were converted at $0.0023 per share which was the conversion price provided for by the terms of the note.

On August 29, 2013, the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock held by an investor into 2,183,406 shares of Common Stock. The shares were converted at $0.00458 per share based on the conversion provisions for the Series B Preferred Stock designation.

On September 19, 2013, the Board of Directors approved the conversion of 2,896 shares of Series B Preferred Stock held by an investor into 4,000,000 shares of Common Stock. The shares were converted at $0.00362 per share based on the conversion provisions for the Series B Preferred Stock designation.

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

GREEN ENDEAVORS, INC.
(Registrant)

DATE: September 30, 2013             By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: September 30, 2013             By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director