Form 10-Q
period 2013-09-30
Green Endeavors, Inc.
filed 2013-11-12
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 12, 2013, 152,413,812 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets:
	September 30, 2013 and December 31, 2012	1

	Condensed Consolidated Statements of Operations:
	Three and Nine Months Ended September 30, 2013 and September 30, 2012	2

	Condensed Consolidated Statements of Cash Flows:
	Nine Months Ended September 30, 2013 and September 30, 2012	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	[Reserved]	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$161,592	$86,586
Accounts receivable	31,212	2,608
Inventory	124,037	128,650
Prepaid expenses	690	8,919
Total current assets	317,531	226,763

Property, plant, and equipment, net of accumulated depreciation of $562,079 and $464,827, respectively	487,257	561,275
Other assets	58,094	57,485
Total Assets	$862,882	$845,523

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$485,506	$542,577
Deferred revenue	54,346	59,109
Due to related parties	65,799	310,349
Derivative liability	156,465	231,609
Current portion of notes payable	234,041	222,179
Current portion of related party notes payable	24,987	3,534
Current portion of capital leases payable	17,617	14,624
Convertible notes payable, net of debt discount of $15,390 and $9,626, respectively	165,310	158,374
Total current liabilities	1,204,071	1,542,355

Long-Term Liabilities:
Deferred rent	114,808	37,035
Notes payable related party	30,223	21,466
Notes payable	72,816	112,985
Capital lease obligations	39,533	47,878
Convertible notes payable, net of debt discount of $0 and $28,479, respectively	-	6,521
Convertible debentures related party, net of debt discount of $57,393 and $66,785, respectively	2,227,607	2,293,015
Convertible debentures, net of debt discount of $11,478 and $13,357, respectively	488,522	486,643
Total long-term liabilities	2,973,509	3,005,543
Total Liabilities	4,177,580	4,547,898

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.0001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 578,291 and 547,478 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	578	548
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 142,234,301 and 22,265,197 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	14,226	2,226
Additional paid-in capital	(127,622)	(540,730)
Accumulated deficit	(3,211,880)	(3,174,419)
Total stockholders’ deficit	(3,314,698)	(3,702,375)
Total Liabilities and Stockholders’ Deficit	$862,882	$845,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:
Services, net of discounts	$656,257	$582,206	$1,965,220	$1,720,496
Product, net of discounts	221,205	198,391	681,039	552,770
Total revenue	877,462	780,597	2,646,259	2,273,266

Costs and expenses:
Cost of services	309,501	345,870	1,060,933	1,004,640
Cost of product	106,890	118,503	348,914	303,451
Depreciation	32,299	32,977	97,252	90,512
General and administrative	322,424	367,573	990,985	1,059,932
Total costs and expenses	771,114	864,923	2,498,084	2,458,535
Income (loss) from operations	106,348	(84,326)	148,175	(185,269)

Other income (expenses):
Interest income	205	204	614	609
Interest expense	(22,506)	(77,731)	(81,560)	(195,890)
Interest expense, related parties	(52,673)	(52,028)	(155,571)	(155,047)
Gain on derivative fair value adjustment	49,068	54,631	54,548	57,532
Other income (expense)	(4,899)	19,212	(3,667)	(49,239)
Total other expenses	(30,805)	(55,712)	(185,636)	(342,035)
Net income (loss)	$75,543	$(140,038)	$(37,461)	$(527,304)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.05)

Basic weighted average common shares outstanding	98,950,836	19,010,825	49,025,077	11,305,890

Diluted weighted average common shares outstanding	2,774,985,966	19,010,825	49,025,077	11,305,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash Flows from Operating Activities:
Net loss	$(37,461)	$(527,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	97,252	90,512
Debt discount amortization	33,986	149,648
Stock-based compensation	-	71,774
Loss contingency	-	52,997
Gain on derivative liability fair value adjustment	(54,548)	(57,532)
Non-cash professional fees from issuance of convertible note		75,000
Changes in operating assets and liabilities:
Accounts receivable	(28,604)	(16,954)
Inventory	4,613	(22,152)
Prepaid expenses	8,229	5,459
Other assets	(609)	(17,311)
Accounts payable and accrued expenses	(54,262)	311,556
Due to related parties	84,883	83,191
Deferred rent	77,773	-
Deferred revenue	(4,763)	(6,348)
Net cash provided by operating activities	126,489	192,536

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(17,192)	(198,300)
Net cash used in investing activities	(17,192)	(198,300)

Cash Flows from Financing Activities:
Payments made on notes payable	(66,468)	(25,379)
Payments made on related party notes payable	(7,190)	(104,644)
Payments made on related party convertible notes payable	(74,800)	-
Payments made on capital lease obligations	(11,393)	(4,509)
Proceeds from issuance of notes payable	38,160	100,176
Proceeds from issuance of convertible notes payable	-	62,500
Proceeds from issuance of related party notes payable	37,400	-
Proceeds from issuance of Convertible Preferred Series B stock	50,000	-
Proceeds from exercising of stock options	-	23,985
Net cash provided by (used in) financing activities	(34,291)	52,129

Increase in cash	75,006	46,365

Cash at beginning of period	86,586	97,983

Cash at end of period	$161,592	$144,348

Supplemental cash flow information:
Cash paid during the period for:
Interest	$97,695	$15,340
Non-cash investing and financing activities:
Conversion of debt	$45,696	$93,000
Equipment purchased under capital lease	$6,042	$70,056
Increase of derivative liability	$-	$77,500
Related party exchange of receivable and payable	$-	$105,000
Conversion of series B preferred shares to common stock	$2,712	$621,714
Debt discount on convertible note	$-	$32,143
Cancelation of Series B stock used as collateral	$-	$250,000
Cashless exercise of stock options	$-	$153,894
Account payable conversion to note payable	$-	$15,000
Conversion of related party debt to supervoting preferred stock	$-	$144,558
Conversion of related party debt to common stock	$169,434	$2,105,263
Issuance of series B preferred shares for settlement of related party debt	$160,000	$-

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2013 (Unaudited)

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

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc.  During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah.  Green has four classes of stock as follows: common with 10,000,000,000 shares authorized; undesignated preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible supervoting preferred with 10,000,000 shares authorized. Green is quoted on the Pink Sheets as an OTCQB issuer under the symbol GRNE.

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

Basis of Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. These condensed consolidated financial statements are unaudited.  They should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2013 and December 31, 2012, Green had no cash equivalents.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Leasehold improvements Shorter of the lease term or the estimated useful life

Computer equipment and related software3 years

Furniture and fixtures3-10 years

Equipment3-10 years

Vehicle7 years

Signage10 years

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

For the three month periods ended September 30, 2013 and 2012, Green recorded depreciation expense of $32,299 and $32,977, respectively.  For the nine month periods ended September 30, 2013 and 2012, Green recorded depreciation expense of $97,252 and $90,512, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the nine month periods ended September 30, 2013 and 2012.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended September 30, 2013 and 2012, advertising costs amounted to $16,094 and $14,310, respectively. For the nine month period ended September 30, 2013 and 2012, advertising costs amounted to $48,776 and $54,417, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns. As of September 30, 2013 and December 31, 2012, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended September 30, 2013, potential common shares are included in the diluted net loss per share calculation.  For the nine months ended September 30, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were approximately 2,676,035,130 such potentially dilutive shares excluded as of September 30, 2013.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the September 30, 2013 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons and is all finished goods. Inventory is carried at the lower of cost or market. As of September 30, 2013 and December 31, 2012, inventory amounted to $124,037 and $128,650, respectively.

Note 4 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(156,465)	$-	$(156,465)	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2012	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(231,609)	$-	$(231,609)	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 5 - Derivative liability)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

Note 5 – Derivative Liability

As of September 30, 2013, the Company had a $156,465 derivative liability balance on the balance sheet, and for the nine months ended September 30, 2013, the Company recorded a $54,548 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Asher Notes is amortized over the life of the notes (approximately nine months each). On September 30, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Asher Notes and determined an aggregate fair value of $92,050 and recorded a $48,370 gain from change in fair value of derivatives for the nine month period ended September 30, 2013. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 362%, (3) risk-free interest rate of .02%, (4) expected life of 0.25 of a year, and (5) estimated fair value of Green’s common stock of $0.0021 per share.

On July 2, 2013, Asher and Green amended each of these convertible promissory notes. The amendments require that the interest rate of the notes are to remain at 8% per annum from inception date of the notes until May 19, 2013, at which time the default interest rate of 22% on unpaid principal may become effective at the option of Asher. The amendments also provide that Asher may not convert into equity of Green any of the default interest or any of the 50% default fee from the period of February 2, 2012 through May 19, 2013. As of September 30, 2013 and December 31, 2012, the default fees have not been included in the calculation of the derivative liability for these notes.

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
September 30, 2013 (Unaudited)

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On September 30, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined a fair value of $64,416 and recorded a $6,178 gain from change in fair value of derivative for the nine month period ended September 30, 2013. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 362%, (3) risk-free interest rate of 0.02%, (4) expected life of 0.88 years, and (5) estimated fair value of Green’s common stock of $0.003 per share.

Note 6 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. On December 23, 2009, Nexia converted $125,000 of the debenture into common stock of Green.  During 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties.  During the three months ended September 30, 2013, the Company paid down $74,800 of the principal.  As of September 30, 2013, the related and unrelated party principal balances of the debenture are $2,285,000 and $500,000, respectively for a total amount of $2,785,000. Because of the April, 2018 due date, as of September 30, 2013 and December 31, 2012, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

	September 30,	December 31,
	2013	2012
	(unaudited)
Convertible Debenture - Related Party
Principal amount	$2,285,000	$2,359,800
Debt discount	(57,393)	(66,785)
Convertible debenture, net of debt discount	$2,227,607	$2,293,015

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	(11,478)	(13,357)
Convertible debenture, net of debt discount	$488,522	$486,643

Convertible Debenture - Totals
Principal amount	$2,785,000	$2,859,800
Debt discount	(68,871)	(80,142)
Convertible debenture, net of debt discount	$2,716,129	$2,779,658

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(unaudited)

Principal balance	$2,285,000	$2,359,800
Accrued interest	14,572	114,156
Total	$2,299,572	$2,473,956

As of September 30, 2013 and December 31, 2012, amounts due to related parties are $65,799 and $310,349, respectively. The $65,799 consists of $14,572 of accrued interest from the convertible debenture as shown in the table above, $1,720 of accrued interest for the note payable to Richard Surber, and $11,661 of accrued interest owed to a Nexia subsidiary, and $37,846 of various amounts owed to other Nexia subsidiaries. The $310,349 consists of $114,156 of accrued interest from the convertible debenture as shown in the table above, $829 of accrued interest for the note payable to Richard Surber, and $195,364 from various amounts owed to Nexia and its subsidiaries.

On June 5, 2012, Green entered into a secured agreement with Richard Surber, President, CEO and Director of Green, to provide him a record lien (UCC-1 file number 413621201234, Utah) on certain assets of the company for the debts and obligations of the company for which Mr. Surber is providing a personal guaranty to lenders of the Company. The assets included in the secured interest include: all inventory, equipment fixtures, stock ownership, including but not limited to the shares held by Green Endeavors Inc. in Landis Salons, Inc., Landis Salons II, Inc., Landis Salons III, Inc. and ownership rights in Landis Experience Center LLC and any other intangible property and all tangible personal property held by, granted to or owned by Green or that is later acquired by Green subject only to purchase money liens held by sellers or grantor. Subsequent to September 30, 2013, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time. As of September 30, 2013, Mr. Surber is a personal guarantor to various notes payable by the Company with remaining principal balances of $151,030.

On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of September 30, 2013, the principal balance of the note was $25,000 and accrued interest was $1,720. For the nine month period ended September 30, 2013, $2,649 was paid toward accrued interest.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing. As of September 30, 2013, principal payments on the note were $7,190.

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

On July 31, 2013, Nexia Holdings Inc., converted $169,434 of debt into 84,716,865 shares of common stock.  The transaction was valued at $169,434 with a stated value per share of $0.002 for the common stock.  There was a 50% discount provided and no loss was recorded because it was considered a capital transaction.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the three months ended September 30, 2013, the Company paid an aggregate of $74,800 to Nexia for payment of the debenture principal.

Note 7 – Notes Payable

A summary of notes payable as of September 30, 2013 and December 31, 2012 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2013	2012
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Salt Lake City Corporation (3)	3.25%	8/1/2015	38,564	53,690
William and Nina Wolfson (4)	11.00%	2/27/2016	33,831	42,279
Cyprus Credit Union (5)	2.69%	12/5/2014	12,663	20,410
Salt Lake City Corporation (6)	5.00%	9/1/2017	40,972	47,785
Express Travel Related Services (7)	6.00%	2/19/2014	9,827	-
Total			306,857	335,164
Less: Current portion			(234,041)	(222,179)
Long-term portion			$72,816	$112,985

A summary of convertible notes payable as of September 30, 2013 and December 31, 2012 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2013	2012
Asher Enterprises, Inc. (2)*	8.00%	3/16/2012	$-	$3,000
Asher Enterprises, Inc. (2)*	8.00%	4/25/2012	5,700	25,000
Asher Enterprises, Inc. (2)*	8.00%	9/12/2012	22,500	22,500
Asher Enterprises, Inc. (2)*	8.00%	11/6/2012	42,500	42,500
Southridge Partners II, LP (8)	0%	2/28/2013	75,000	75,000
Eastshore Enterprises, Inc. (9)	8.00%	8/17/2014	35,000	35,000
Debt discount - convertible notes, net			(15,390)	(38,105)
Total, net			165,310	164,895
Less: Current portion			(165,310)	(158,374)
Long-term portion			$-	$6,521
*	For all Asher notes payable, the interest rate increased from 8% to 22% on May 19, 2013 and then they were paid in full on October 11, 2013

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

A summary of the related party note payable as of September 30, 2013 and December 31, 2012 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2013	2012
Richard D. Surber (related party) (10)	20.00%	11/6/2017	$25,000	$25,000
Nexia Holdings, Inc. (related party (11)	10.00%	4/15/2015	30,210	-
Total, net			55,210	25,000
Less: Current portion			(24,987)	(3,534)
Long-term portion			$30,223	$21,466

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of September 30, 2013 and December 31, 2012, accrued interest reported in accounts payable and accrued expenses was $34,200.

(2)
During the period from April 5, 2011 through February 2, 2012, Green has issued a series of convertible promissory notes with an aggregate face amount of $197,500 to Asher Enterprises, Inc. that mature from January 9, 2012 to November 6, 2012. The transactions have been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The notes mature in approximately 270 days from issuance and bear interest at a rate of 8% per annum. At the holder’s option, the notes can be converted into Green’s common shares at the conversion rates of 56% to 61% discount to the market price of the lowest six trading prices of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As amended, the interest rate increases to 22% after May 19, 2013 at the option of Asher. As of September 30, 2013, $120,600 of principal, interest, and default amount on the notes had been converted into 6,773,874 shares of common stock. As of September 30, 2013, the notes are considered in default. The notes call for a default amount and Green has recorded a loss contingency.  As of September 30, 2013 the loss contingency amounted to $45,000. As of September 30, 2013, the total of principal, interest, and default amount owed to Asher was $135,526. On July 2, 2013, Asher and Green retroactively amended the notes to provide that the 50% default fee may not be converted to equity of Green until May 20, 2013.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 5 - Derivative Liability).

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

(3)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered restricted because it is collateral for the loan. As of September 30, 2013, the note balance is $38,564.  Principal payments made on the note during the nine months ended September 30, 2013 amounted to $15,126.

(4)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note.  As of September 30, 2013, the note balance is $33,831.  Principal payments made on the note during the nine months ended September 30, 2013 amounted to $8,448.

(5)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank (see loan #5 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of September 30, 2013, the note balance is $12,663. Principal payments made on the note during the nine months ended September 30, 2013 amounted to $7,747.

(6)
On August 20, 2012, the Board of Directors of Landis Experience Center, LLC approved that it enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012.  The note bears interest at 5% per annum and requires 60 monthly installments of $944 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of September 30, 2013, the note balance was $40,972.  Principal payments made on the note during the nine months ended September 30, 2013 amounted to $6,813.

(7)
On February 19, 2013, the Board of Directors of Landis Salons, Inc. approved that it enter into a loan agreement with Express Travel Related Services Company, Inc. in the amount of $36,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 9% of the American Express credit card sales receipts that are due each month. The loan requires a prepaid interest charge that is 6% ($2,160) of the $36,000 loan amount. These financing costs are being amortized to interest expense during the one year term of the loan. The total amount due at the inception date is $38,160. As of September 30, 2013, the loan balance was $9,827.  Payments made during the nine months ended September 30, 2013 amounted to $28,333.

(8)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 10). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of September 30, 2013, the balance of the note was $75,000 and the balance of the debt discount was $0. No payments have been made on the note as of September 30, 2013 and the note is in default.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

(9)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of September 30, 2013, none of the note had been converted into shares of common stock. As of September 30, 2013, the balance of the note was $35,000 and the balance of the debt discount was $15,390. No payments have been made on the note as of September 30, 2013.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 5 - Derivative Liability).

(10)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of September 30, 2013, the balance of the note was $25,000. For the nine month period ended September 30, 2013, $2,649 was paid toward accrued interest.

(11)
On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing. As of September 30, 2013, the principal balance on the note was $30,210 and principal payments on the note amounted to $7,190.

Note 8 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of September 30, 2013, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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
September 30, 2013 (Unaudited)

Convertible Supervoting Preferred Stock

Each share of the Convertible Supervoting Preferred Stock is convertible into 100 shares of Green’s Common stock and has the voting rights equal to 100 shares of common stock.

During the nine month period ended September 30, 2013, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of September 30, 2013 and December 31, 2012, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

During the nine month period ended September 30, 2013, the Board of Directors approved the conversion of 31,187 shares of Convertible Series B Preferred Stock in to 27,122,051 shares of Common Stock of the Company. The shares were converted at prices ranging from $0.00362 to $0.01386 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 13, 2013, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock in exchange for $20,000 in cash.

On August 23, 2013, the Board of Directors approved the issuance of 20,000 shares of Convertible Preferred Series B Stock in exchange for $30,000 in cash.

As of September 30, 2013 and December 31, 2012, Green had 578,291 and 547,478 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

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

During the nine month period ended September 30, 2013, the Board of Directors approved the conversion of $22,300 in principal, $1,300 in interest, and $1,500 in default fee on the Asher Notes into 8,130,188 shares of common stock. The shares were converted at prices ranging from $0.0023 to $0.0075 per share according to the terms of the notes. (See Note 7 - Notes Payable, Item 2 for additional detail about the notes.)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

As of September 30, 2013 and December 31, 2012, Green had 142,234,301 and 22,265,197 shares of common stock issued and outstanding, respectively.

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

There were no grants under the Plan and during the nine months ended September 30, 2013. As of September 30, 2013, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the nine months ended September 30, 2013, there were no expired or cancelled grants. As of September 30, 2013, there were 470,000 shares available for future stock-based compensation grants.

Note 10 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement.  As of September 30, 2013, there were no draws taken.  The note has a maturity date of February 28, 2013 and the note is therefore in default as of that date.  (See Note 7 - Notes Payable, Item 8 for additional detail about this note.)

Note 11 – Depository Trust Company

On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company.  The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC.  The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock.  The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012.  The Deposit Chill was lifted on June 6, 2013.

Note 12 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the nine months ended September 30, 2013 and 2012 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2013 (Unaudited)

Note 13 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the nine months ended September 30, 2013, Green had negative working capital of $886,540 and a net loss of $37,461, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 14 – Subsequent Events

On October 1, 2013, $13,200 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. was converted into 6,947,368 shares of Common Stock of Green. The Shares were converted at $0.0023 per share which was the conversion price provided for by the terms of the note. $5,700 of the conversion was a reduction of principal on the note and $7,500 was a reduction of the default fee on the note.

On October 11, 2013, the Company agreed with Asher Enterprises, Inc. to satisfy all remaining unsatisfied convertible notes held by Asher of that date.  The settlement between the parties provided for the complete release and satisfaction of the three remaining notes with outstanding balances, the notes are dated July 19, 2011, December 7, 2011, and February 2, 2012, including the mutual release by the Company and Asher of any and all claims, liabilities, damages, causes of action or otherwise that may exist arising from the said notes.  As a result of the agreement all principal and interest due under the terms of the three notes, including any penalties or default fees, are released.  The Company made a cash payment to Asher in the sum of $50,000 and has received each of the three above described original notes marked as “PAID” in exchange for the cash payment.  This satisfaction of the notes will result in the removal from the Company’s balance sheet of the derivative and underlying liabilities created by the notes as of October 11, 2013.

On October 31, 2013, the Board of Directors approved the conversion of 2,353 shares of Series B Preferred Stock held by an investor into 3,231,143 shares of Common Stock. The shares were converted at $0.00364 per share based on the conversion provisions for the Series B Preferred Stock designation.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2012 and Form 10-Q for the quarter ended September 30, 2012. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of September 30, 2013, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the newly developed City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

For the three and nine months ended September 30, 2013, we operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

For the three and nine months ended September 30, 2012, we owned and operated two wholly owned subsidiaries,  Landis Salons, Inc. and Landis Salons II, Inc.  Both companies operate as full-service hair and retail salons featuring the Aveda™ line of products.

Income Statement - Three and nine months ended September 30, 2013 and 2012 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:
Services, net of discounts	$656,257	$582,206	$1,965,220	$1,720,496
Product, net of discounts	221,205	198,391	681,039	552,770
Total revenue	877,462	780,597	2,646,259	2,273,266

Costs and expenses:
Cost of services	309,501	345,870	1,060,933	1,004,640
Cost of product	106,890	118,503	348,914	303,451
Depreciation	32,299	32,977	97,252	90,512
General and administrative	322,424	367,573	990,985	1,059,932
Total costs and expenses	771,114	864,923	2,498,084	2,458,535
Income (loss) from operations	106,348	(84,326)	148,175	(185,269)

Other income (expenses):
Interest income	205	204	614	609
Interest expense	(22,506)	(77,731)	(81,560)	(195,890)
Interest expense, related parties	(52,673)	(52,028)	(155,571)	(155,047)
Gain on derivative fair value adjustment	49,068	54,631	54,548	57,532
Other income (expense)	(4,899)	19,212	(3,667)	(49,239)
Total other expenses	(30,805)	(55,712)	(185,636)	(342,035)
Net income (loss)	$75,543	$(140,038)	$(37,461)	$(527,304)

Net income (loss) per common share – basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.05)

Basic weighted average common shares outstanding	98,950,836	19,010,825	49,025,077	11,305,890

Diluted weighted average common shares outstanding	2,774,985,966	19,010,825	49,025,077	11,305,890

Components for the above income statements are discussed below:

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended September 30, 2013 and 2012, we had net sales of $877,462 and $780,597, respectively. For the nine month periods ended September 30, 2013 and 2012, we had net sales of $2,646,259 and $2,273,266, respectively.

Three months ended September 30, 2013 and 2012

The following table shows the change in service revenue by salon for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$479,710	$416,746	$62,964	15.1%
Marmalade	175,972	165,395	10,577	6.4%
City Creek	575	65	510	n/a
Total Service Revenue	$656,257	$582,206	$74,051	12.7%

As can be seen from the above table for the three months ended September 30, 2013 and 2012, our Liberty Heights and Marmalade salons experienced a 15.1% and a 6.4% growth of service revenues, respectively. This increase in service revenue growth is almost all due to an increased client base rather than from the price charged for salon services. Service revenue for the City Creek store is $575 and $65 for the three month periods ended September 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was open for only about a month and a half month of the three month period ended September 30, 2012 and therefore the comparison is not applicable.

The following table shows the change in product revenue by salon for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$127,820	$123,011	$4,809	3.9%
Marmalade	48,389	49,011	(622)	-1.3%
City Creek	44,996	26,369	18,627	n/a
Total Product Revenue	$221,205	$198,391	$22,814	11.5%

As can be seen from the above table our Liberty Heights salon experienced 3.9% growth of product revenues for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012. This relatively small increase in product revenue growth is primarily due to increases in product prices for the comparable period that coincides with the increase in service sales. The 1.3% decrease in salon product revenues for the same comparative periods for our Marmalade salon is primarily due to lower corresponding increase in product sales experienced for the period. Product revenue for the City Creek store is $44,996 and $26,369 for the three month periods ended September 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was open for only about a month and a half of the three month period ended September 30, 2012 and therefore the comparison is not applicable.

Nine months ended September 30, 2013 and 2012

The following table shows the change in service revenue by salon for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$1,414,236	$1,227,018	$187,218	15.3%
Marmalade	547,565	493,413	54,152	11.0%
City Creek	3,419	65	3,354	n/a
Total Service Revenue	$1,965,220	$1,720,496	$244,724	14.2%

As can be seen from the above table for the nine months ended September 30, 2013 and 2012, our Liberty Heights and Marmalade salons experienced a 15.3% and a 11.0% growth of service revenues, respectively. This increase in service revenue growth is almost all due to an increased client base rather than from the price charged for salon services. Service revenue for the City Creek store is $3,419 and $65 for the nine month periods ended September 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was open for only about a month and a half of the nine month period ended September 30, 2012 and therefore the comparison is not applicable.

The following table shows the change in product revenue by salon for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$387,797	$379,242	$8,555	2.3%
Marmalade	153,908	147,159	6,749	4.6%
City Creek	139,334	26,369	112,965	n/a
Total Product Revenue	$681,039	$552,770	$128,269	23.2%

As can be seen from the above table our Liberty Heights salon experienced 2.3% growth of product revenues for the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012. This relatively small increase in product revenue growth is primarily due to increases in product prices for the comparable period. The 4.6% increase in salon product revenues for the same comparative periods for our Marmalade salon is primarily due to increased product sales due to an increased client base and also to increased prices as in the Liberty Heights salon. The product revenues for the Marmalade salon are growing faster than the Liberty Heights salon because it is a newer store and its client base is still developing. Product revenue for the City Creek store is $139,334 and $26,369 for the nine month periods ended September 30, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was open for only about a month and a half of the nine month period ended September 30, 2012 and therefore the comparison is not applicable.

Costs of Revenue

Three months ended September 30, 2013 and 2012

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,
	2013	2012
Services	47.2%	59.40%
Product	48.3%	59.7%

The above table shows the cost of services revenue being 12.2% less for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012.  This decrease service cost is primary due to changes in compensation structure for services. The 11.4% decrease in product costs for the same comparable period is primarily due to a $10,770 and $0 product cost rebate received from Aveda by the newly operating City Creek store during the three month period ended September 30, 2013 as compared to the comparable period ended September 30, 2012, respectively.

Nine months ended September 30, 2013 and 2012

The following table shows cost of revenue by type as a percentage of related revenue for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Services	54.0%	58.4%
Product	51.2%	54.9%

The above table shows the cost of services revenue being 4.4% less for the nine month period ended September 30, 2013 as compared to the three month period ended September 30, 2012.  This minor decrease in service cost is primary due to better efficiencies product used for services. The 3.7% decrease increase in product costs for the same comparable periods primary due to better efficiencies product used for services.

Operating Expenses

Three months ended September 30, 2013 and 2012

The following table shows general and administrative expenses for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,
	2013	2012	Change
Salaries and wages	$105,050	$104,727	$323
Rent	50,055	60,351	(10,296)
Advertising	16,094	14,310	1,784
Credit card merchant fees	13,269	15,112	(1,843)
Insurance	14,646	14,817	(171)
Utilities and telephone	14,657	13,383	1,274
Professional services	57,720	103,858	(46,138)
Repairs and maintenance	8,915	8,617	298
Dues and subscriptions	5,612	5,968	(356)
Office expense	14,697	8,668	6,029
Travel	9,486	12,417	(2,931)
Investor relations and company promotion	1,565	1,453	112
Other	10,658	3,892	6,766
Total general and administrative expenses	$322,424	$367,573	$(45,149)

The above table shows a $45,149 decrease in general and administrative expenses. This is primarily due to a $10,296 decrease in rent and a $46,138 decrease in professional services offset in part by an increase in office expense of $6,209 and other expense of $6,766.

Depreciation expense for the three months ended September 30, 2013, was $32,299 as compared to $32,977 for the comparable three months ended September 30, 2012. This minor $678 decrease is primarily due to an increase in fully depreciated assets for the three months ended September 30, 2013 as compared to the three month period ended September 30, 2012.

Nine months ended September 30, 2013 and 2012

The following table shows general and administrative expenses for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,	September 30,	Change
	2013	2012
Salaries and wages	$321,810	$386,078	$(64,268)
Rent	165,451	139,958	25,493
Advertising	48,776	54,417	(5,641)
Credit card merchant fees	52,162	39,511	12,651
Insurance	56,203	41,818	14,385
Utilities and telephone	43,023	35,642	7,381
Professional services	173,924	192,258	(18,334)
Repairs and maintenance	21,606	18,572	3,034
Dues and subscriptions	16,889	14,854	2,035
Office expense	35,022	34,692	330
Travel	16,447	21,429	(4,982)
Investor relations and company promotion	11,434	62,691	(51,257)
Other	28,238	18,012	10,226
Total General and administrative expenses	$990,985	$1,059,932	$(68,947)

The $68,947 decrease in general and administrative expenses over the comparable period is primarily due to a $64,268 decrease in salaries and wages and a $51,257 decrease in investor relations and company promotion expense.  These decreases are partially offset by a $25,493 and $18,334 increase in rent and professional services, respectively. Salaries and wages decreased primarily due to a $71,774 reduction of employee stock option compensation expense that was not present in the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012.

Depreciation expense for the nine months ended September 30, 2013, increased to $97,252 from $90,512 for the comparable period ending in 2012. The increase is primarily due to increases in property, plant, and equipment coupled with additional to leasehold improvements to our newest Aveda store in August 2012.

Other Expense

Three months ended September 30, 2013 and 2012

Other expense for the three months ended September 30, 2013, decreased to $30,805 from $55,712 for the comparable three months ended September 30, 2012, a decrease of $24,907. This decrease over the comparable period is primarily due to a $55,225 reduction in interest expense.  This reduction in interest expense was mostly attributable to fluctuations in derivative liabilities and the accretion of debt discounts.

Nine months ended September 30, 2013 and 2012

Other expense for the nine months ended September 30, 2013, decreased to $185,636 from $342,035 for the nine months ended September 30, 2013, a $156,395 decrease. This decrease over the comparable period is primarily due to a $114,330 decrease in interest expense.  This reduction in interest expense was mostly attributable to fluctuations in derivative liabilities and the accretion of debt discounts.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of September 30, 2013, our principal source of liquidity consisted of $161,592 of cash, as compared to $86,586 as of December 31, 2012. Our primary sources of cash during the year ended December 31, 2012 were customer payments for salon services and products and cash proceeds from the issuance of notes payable. Our primary uses of cash in the year ended December 31, 2012 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $886,540 as of September 30, 2013. Our current assets were $317,531, which consisted of $161,592 in cash, $31,212 in accounts receivable, $124,037 in inventory, and $690 in prepaid expenses. Our total assets were $862,882, which included $487,257 in property and equipment (net), and $58,094 in other assets. Our current liabilities were $1,204,071, including $485,506 in accounts payable and accrued expenses, $54,346 in deferred revenue, $65,799 in amounts due to related parties, $156,465 in a derivative liability, $251,658 in the current portion of notes and capital leases payable, $24,987 in the current portion of amounts due to related parties, and $165,310 in convertible notes payable, net. Our long-term liabilities were $2,973,509. Our total stockholders’ deficit at September 30, 2013 was $3,314,698.

Working capital increased by $429,052 as of September 30, 2013, as compared to December 31, 2012 primarily due to a $75,006 increase in cash and a $244,550 decrease in amounts due to related parties, a $57,071 decrease in accounts payable and accrued expenses, a $75,144 decrease in derivative liability, in addition to the other various changes in current assets and current liabilities that net to the overall change in working capital for the nine month period.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.

Cash flows from operating activities for the nine months ended September 30, 2013 include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by operating activities for the nine months ended September 30, 2013 was $126,489 as compared to $192,536 provided by operating activities for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net loss decreased by $489,843. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 significant changes include: debt discount amortization decreased by $115,662, stock based compensation decreased by $71,774, loss contingency decreased by $52,997, and accounts payable and accrued expenses decreased by $365,819. In addition, deferred rent was $77,773 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Cash Flows from Investing Activities

Cash flow used in investing activities for the nine months ended September 30, 2013 was $17,192 as compared to $198,300 for the nine months ended September 30, 2012; a $181,108 difference due to the higher amount of salon equipment and lease hold improvements purchased in the nine month period ended September 30, 2012.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow used by financing activities for the nine months ended September 30, 2013 was $34,291 as compared to $52,129 provided by financing activities for the nine months ended September 30, 2012, a $86,420 difference. For the nine months ended September 30, 2013 and 2012, the Company paid $7,190 and $104,644 of related party debt, respectively. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, the Company received $62,016 less from the proceeds of notes payable and received $62,500 less from the proceeds of convertible notes payable and $23,985 less from the proceeds of stock options.  For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, the Company received $37,400 more from the proceeds from issuance of related party notes payable and $50,000 more from the issuance of Convertible Preferred Series B stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $886,540 as of September 30, 2013. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.

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

Based on evaluation as of September 30, 2013, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the year ended December 31, 2012, occurred during the nine months ended September 30, 2013.

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

As of September 30, 2013, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 96,493,181 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,096,493,181 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

We believe that the economic downturn slightly affected our product and service sales results for the nine month periods ended September 30, 2013 and 2012. When there is an economic downturn, customers tend to wait longer periods of time between visits. However, we continue to have sales increases subsequent to September 30, 2013. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

Our common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for nine or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

On July 31, 2013, Nexia Holdings Inc., converted $169,434 of debt into 84,716,865 shares of common stock.  The transaction was valued at $169,434 with a stated value per share of $0.002 for the common stock.  The shares were issued with a restrictive legend to Nexia, the parent corporation of the Company.  The transaction was handled as a private sale exempt from registration under Section 4 of the Securities Act of 1933.

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

On August 13, 2013, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock in exchange for $20,000 in cash.

On August 23, 2013, the Board of Directors approved the conversion of 4,850 shares of Series B Preferred Stock held by an investor into 5,639,535 shares of Common Stock. The shares were converted at $0.0043 per share based on the conversion provisions for the Series B Preferred Stock designation.

On August 23, 2013, the Board of Directors approved the issuance of 20,000 shares of Convertible Preferred Series B Stock in exchange for $30,000 in cash.

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

In the above transactions, the Board of Directors relied upon Rule 506 of the Securities Act of 1933 in originally issuing the convertible notes or preferred stock and in the subsequent issuances resulting from conversions of the notes and preferred securities into common stock were done pursuant to Section 4 of the Securities Act of 1933 and the resales by the holders were carried out in reliance on Rule 144.

Subsequent Events

On October 1, 2013, $13,200 of the July 19, 2011 Convertible Note held by Asher Enterprises, Inc. was converted into 6,947,368 shares of Common Stock of Green. The Shares were converted at $0.0023 per share which was the conversion price provided for by the terms of the note. $5,700 of the conversion was a reduction of principal on the note and $7,500 was a reduction of the default fee on the note.

On October 11, 2013, the Company agreed with Asher Enterprises, Inc. to satisfy all remaining unsatisfied convertible notes held by Asher of that date.  The settlement between the parties provided for the complete release and satisfaction of the three remaining notes with outstanding balances, the notes are dated July 19, 2011, December 7, 2011, and February 2, 2012, including the mutual release by the Company and Asher of any and all claims, liabilities, damages, causes of action or otherwise that may exist arising from the said notes.  As a result of the agreement all principal and interest due under the terms of the three notes, including any penalties or default fees, are released.  The Company made a cash payment to Asher in the sum of $50,000 and has received each of the three above described original notes marked as “PAID” in exchange for the cash payment.  This satisfaction of the notes will result in the removal from the Company’s balance sheet of the derivative and underlying liabilities created by the notes as of October 11, 2013.

On October 31, 2013, the Board of Directors approved the conversion of 2,353 shares of Series B Preferred Stock held by an investor into 3,231,143 shares of Common Stock. The shares were converted at $0.00364 per share based on the conversion provisions for the Series B Preferred Stock designation.

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

GREEN ENDEAVORS, INC.
(Registrant)

DATE:                                November 12, 2013                                 BY:           /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE:                                November 12, 2013                                 By:           /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director