Form 10-K
period 2013-12-31
Green Endeavors, Inc.
filed 2014-04-15
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2013 was $351,474.

On April 15, 2014, approximately 195,414,205 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Year Ended December 31, 2013

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

Employees

As of December 31, 2013, Landis employed 85 individuals, with approximately 80 providing salon and support services and 5 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.

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

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $500,000. This primarily consists of the costs associated with our financial statement reporting obligations and costs associated with future expansion plans in 2014. At this time, we are still in the process of identifying additional salon locations within the Salt Lake valley. The funding for our operations will primarily come from private investors purchasing our stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

The voting control held by Nexia Holdings Inc. creates an anti-takeover or change of control limitation. Nexia currently holds voting control of the Company through its ownership of Supervoting preferred stock.

As of April 15, 2014, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 96,493,181 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,096,493,181 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

While not a matter of litigation, the following matter has resulted in significant or material effects upon the Company that is difficult to quantify.  On August 24, 2012, the Company received a notice from The Depository Trust Company (“DTC”) that is imposing a deposit transaction restriction (“Deposit Chill”) on the common stock of the Company.  The notice states that the DTC is imposing the Deposit Chill in order to prevent additional deposits of the Company’s common stock with the DTC.  The DTC serves as the depository trust for shares held in the majority of brokerage accounts; therefore, this action has prevented many brokerages from accepting new deposits of the Company’s common stock.  The notice sets forth the DTC’s position that the Deposit Chill was imposed as a result of various unusually large deposits of shares during the period from October 18, 2011 through June 19, 2012.  The Company filed an objection to the Deposit Chill and retained legal counsel to work with the DTC to remove the Deposit Chill and any restrictions on the deposit of additional shares with the DTC. The Deposit Chill was removed June 6, 2013.

At the current time there are no material pending legal proceedings to which Green or its subsidiaries are parties.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2013 no matters were brought to a vote of security holders.

Subsequent Event

None

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

As of April 15, 2014, we had approximately 3,500 registered stockholders and approximately four beneficial owners of our common stock.

The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2013 and also for the first quarter of 2014:

	High	Low
2012
First Quarter	$0.2400	$0.0200
Second Quarter	$0.1400	$0.0200
Third Quarter	$0.0800	$0.0200
Fourth Quarter	$0.0400	$0.0200

2013
First Quarter	$0.0200	$0.0200
Second Quarter	$0.0650	$0.0050
Third Quarter	$0.0120	$0.0030
Fourth Quarter	$0.0100	$0.0026

2014
First Quarter	$0.0130	$0.0050

Unregistered Sales of Equity Securities

On May 22, 2013, the Board of Directors approved the conversion of 2,772 shares of Series B Preferred Stock held by an investor into 1,000,000 shares of Common Stock.  The shares were converted at $0.014 per share based on the conversion provisions for the Series B Preferred Stock designation.

On May 22, 2013, the Board of Directors approved the conversion of $5,800 of the June 14, 2011 Convertible Note held by Asher Enterprises, Inc. into 773,333 shares of Common Stock.  The shares were converted at $0.0075 per shares which was the conversion price provided for by the terms of the note.  This conversion resulted in the final satisfaction of this note.

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

On November 12, 2013, the Board of Directors approved the conversion of 8,234 shares of Series B Preferred Stock held by an investor into 7,300,000 shares of Common Stock. The shares were converted at $0.00564 per share based on the conversion provisions for the Series B Preferred Stock designation.

On December 9, 2013, the Board of Directors approved the conversion of 6,000 shares of Series B Preferred Stock held by an investor into 6,818,182 shares of Common Stock. The shares were converted at $0.0044 per share based on the conversion provisions for the Series B Preferred Stock designation.

Subsequent Events

On February 12, 2014, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock in exchange for $20,000 in cash.

On February 14, 2014, the Board of Directors approved the conversion of 5,795 shares of Series B Preferred Stock held by an investor into 6,965,144 shares of Common Stock. The shares were converted at $0.00416 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 14, 2014, the Board of Directors approved the conversion of 11,245 shares of Series B Preferred Stock held by an investor into 8,650,000 shares of Common Stock. The shares were converted at $0.0065 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 18, 2014, the Board of Directors approved the conversion of 10,100 shares of Series B Preferred Stock held by an investor into 7,890,625 shares of Common Stock. The shares were converted at $0.0064 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 28 2014, the Board of Directors approved the issuance of a total of 189,123 shares of the Company's Convertible Preferred Series B Stock in exchange for cancellation of the principal and accrued interest of the five, $100,000 each, 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures").  The Debentures were held by two unrelated parties and amounted to $500,000 in principal and $161,929 of accrued interest for a total of $661,929.  The original issuance of each of the $100,000 Debentures provided for a 30% discount for the conversion of the debt into common stock.  Therefore the Convertible Preferred Series B shares were issued at a 30% discount.

On April 2, 2014, the Board of Directors approved the conversion of 6,532 shares of Series B Preferred Stock held by an investor into 5,336,601 shares of Common Stock. The shares were converted at $0.00612 per share based on the conversion provisions for the Series B Preferred Stock designation.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the years ended December 31, 2013 and 2012.

For the year ended December 31, 2013 and 2012, we operated three wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2013 and 2012, we had net sales of $3,566,027 and $3,148,516, respectively. Our net sales increased $417,511 or 13.3% for the year ended December 31, 2013.

The following table shows the change in service revenue by salon for the years ended December 31, 2013 and 2012:

	Years Ended		Increase (Decrease)
	December 31,	December 31,	Over Prior Fiscal Year
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$1,899,025	$1,661,385	$237,640	14%
Marmalade	725,231	667,165	58,066	9%
City Creek	3,864	580	3,284	n/a
Total Service Revenue	$2,628,120	$2,329,130	$298,990	13%

As can be seen from the above table our Liberty Heights salon experienced a 14% growth of service revenues for the year ending December 31, 2013 as compared to 2012. This increase in service revenue growth is almost all due to an increased client base rather than the price charged for salon services.  The 9% increase in salon service revenues for the same period for our Marmalade salon is also almost all due to an increased client base.  The service revenues for the Marmalade salon are growing slower than the Liberty Heights salon because of decreases in the amounts charged for services due to newer employees at the Marmalade salon.  Service revenue for the City Creek store is $3,864 and $580 for the years ending December 31, 2013 and 2012, respectively. The City Creek store is a product sales store that focuses predominantly on the sale of Aveda products.  On occasion various services will be performed for product demonstration purposes. The City Creek store was open for only four months for the year ended December 31, 2012 as compared to a full 12 months for the year ended December 31, 2013, and therefore the comparison is not applicable.

The following table shows the change in product revenue by salon for the years ended December 31, 2013 and 2012:

	Years Ended		Increase (Decrease)
	December 31,	December 31,	Over Prior Fiscal Year
Salon	2013	2012	Dollar	Percentage
Liberty Heights	$532,953	$531,655	$1,298	0.24%
Marmalade	206,076	206,026	50	0.02%
City Creek	198,878	81,705	117,173	n/a
Total Product Revenue	$937,907	$819,386	$118,521	14%

As can be seen from the above table our Liberty Heights salon experienced .24% growth of product revenues for the year ending December 31, 2013 as compared to 2012. This relatively insignificant increase in product revenue growth is primarily due to less price increases from 2012 to 2013. The relatively nonexistent .02% increase in salon product revenues for the same period for our Marmalade salon is primarily due to less price increases from 2012 to 2013. Product revenue for the City Creek store is $198,878 and $81,705 for the years ending December 31, 2013 and 2012, respectively. The City Creek store is a new store that opened in August, 2012 and therefore was open for only four months for the year ended December 31, 2012 as compared to a full 12 months for the year ended December 31, 2013, and therefore the comparison is not applicable.

Cost of Revenue

The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31,	December 31,
Revenue Type	2013	2012
Services	56.4%	59.1%
Product	53.6%	57.0%

The above table shows the cost of services revenue being 2.7% less for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  This decrease in service cost is primary due to a decreased cost of payroll and related costs.  The 3.5% decrease in product costs for the same comparable period is primarily due to stabilization of product prices charged to customers for product during the year ended December 31, 2013 as compared to December 31, 2012.

Operating Expenses

We had a net income $51,136 for the year ended December 31, 2013 as compared to a net loss of $814,334 for the year ended December 31, 2012, which is a $865,470 change. Significant accounts that contributed to this difference are: a $105,193 reduction in general and administrative expense; a $135,056 decrease in interest expense; a $250,764 decrease in derivative fair value adjustment; and, a $65,600 gain from forgiveness of debt.

General and administrative

The following table shows General and administrative expense for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31,	December 31,
	2013	2012	Change
Salaries and wages	$443,062	$494,214	$(51,152)
Rent	216,789	232,247	(15,458)
Advertising	92,628	93,459	(831)
Credit card merchant fees	50,317	47,416	2,901
Insurance	63,916	54,361	9,555
Utilities and telephone	57,821	49,072	8,749
Professional services	218,741	235,275	(16,534)
Repairs and maintenance	26,302	23,204	3,098
Dues and subscriptions	24,253	24,706	(453)
Office expense	43,036	46,135	(3,099)
Travel	21,455	26,359	(4,904)
Investor relations and company promotion	13,954	63,042	(49,088)
Other	37,757	25,734	12,023
Total General and administrative expenses	$1,310,031	$1,415,224	$(105,193)

The $105,193 decrease in general and administrative expenses over the comparable period is primarily due to decreases in salaries and wages and investor relations and company promotion. Salaries and wages had an overall decrease of $51,152 primarily due to $71,775 of employee stock option compensation expense that was not present in the 2013 comparative period. Investor relations and company promotion decreased by $49,088 due to the reduction of promotional activities in 2013 as compared to 2012.

Depreciation expense for the year ended December 31, 2013 increased to $129,458 from $123,902 for the year ended December 31, 2012. The minor $5,556 increase is from normal increases of equipment in 2013.

	Years Ended
	December 31,	December 31,
Other Income (Expenses), net	2013	2012	Change
Interest income	$824	$812	$12
Interest expense	(103,035)	(238,091)	135,056
Interest expense, related parties	(206,692)	(206,590)	(102)
Gain (loss) on derivative fair value adjustment	155,914	(94,850)	250,764
Gain on forgiveness of debt	65,000	-	65,000
Other income (expense)	(6,542)	(42,171)	38,629
Total Other income (expenses), net	$(90,931)	$(580,890)	$489,959

Other income (expenses), net, went from $(580,890) for the year ended December 31, 2012 to $(90,931) for the year ended December 31, 2013 for a change of $489,959 or 84.3%. This change is primarily due to a $250,764 change in the derivative fair value adjustment and a $65,600 gain on forgiveness of debt from the pay-off of the Asher notes, as can be seen in the table above .  There was also a $135,056 change in interest expense, which was primarily due to the reduction of interest bearing debt and debt discount accretion.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of December 31, 2013, our principal source of liquidity consisted of $105,984 of cash, as compared to $86,586 as of December 31, 2012. Our primary sources of cash during the year ended December 31, 2013 were customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash in the year ended December 31, 2012 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $948,814 as of December 31, 2013. Our current assets were $266,835, which consisted of $105,984 in cash, $16,534 in accounts receivable, and $144,317 in inventory. Our total assets were $790,697, which included $460,503 in property and equipment (net), and $63,359 in other assets. Our current liabilities were $1,215,649 consisting of $485,780 in accounts payable and accrued expenses, $63,830 in deferred revenue, $113,500 in deferred rent, $109,373 due to related parties, a derivative liability of $55,099, and $388,067 in the current portion of notes payable. Our long-term liabilities were $2,787,953. Our total stockholders’ deficit at December 31, 2013, was $3,212,905.

Working capital improved by $366,778 as of December 31, 2013, compared to December 31, 2012 primarily due to the reduction of current portions of debt and other various changes in current assets and current liabilities that net to the overall change in working capital from 2012 to 2013.

Cash Flows from Operating Activities

Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by operating activities for the year ended December 31, 2013 and 2012 was $188,435 and $178,060, respectively. As mentioned above, cash flows from operating activities include net income or net loss for the period, as the case may be.  While there were several accounts that make up the small change of $10,377 in cash provided by operating activities, the most significant contributor the change was the $865,470 change from $814,334 of net loss for the year ended December 31, 2012 to $51,136 of net income for the year ended December 31, 2013. This difference is offset by several items including an $86,204 reduction in debt discount amortization, a $50,127 reduction in interest expense on value of derivatives, a $71,775 reduction in stock-based conpensation, a $46,500 reduction in loss contingency, a $75,000 reduction of non-cash professional fees from issuance of a convertible note, a $65,600 gain from forgiveness of debt, a $250,764 change in derivative fair value adjustment, and a $223,961 change in accounts payable and accrued expenses.  Many of these reductions are attributable to the pay-off of convertible debt.

Cash Flows from Investing Activities

Cash flow used in investing activities for the year ended December 31, 2013 and 2012 was $22,644 and $198,100, respectively.  The decrease in cash flow used in investing activities is primarily due to the 2012 to 2013 reduction of the purchase of salon equipment and increased leasehold improvements due to the opening of the new LEC store in 2012.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow used by financing activities for the year ended December 31, 2013 and 2012 was $146,393 and $8,645, respectively. For the year ended December 31, 2013, the Company paid $88,463 of notes payable, $50,000 of convertible notes payable, $117,964 of related party debt, and $15,526 of capital lease obligations.  For the same period, the Company received $38,160 from the issuance of notes payable, $37,400 from the issuance of related party notes payable, and $50,000 from the issuance of series B convertible preferred stock. For the year ended December 31, 2012, the Company paid $60,551 of notes payable, $157,693 of related party debt, and $7,554 of capital lease obligations.  For the same period, the Company received $122,958 from the issuance of notes payable, $25,000 from the issuance of related party notes payable, $62,500 from the issuance of convertible notes payable, and received $23,985 from the exercising of stock options.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.

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

Based on evaluation as of December 31, 2013, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective. We base this analysis on the simple fact that due to the size of the Company there may not be, from time to time, sufficient attention given to the five components of effective internal control over financial reporting as issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The five components are: the control environment, risk assessment, control activities, information and communication, and monitoring activities. We are a small entity that does not have sufficient segregation of duties and we also may not have from time to time sufficient personnel to ensure timely and accurate financial reporting. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Green as of December 31, 2012:

Name	Age	Positions and Offices
Richard D. Surber	41	President, CEO and Director
Logan C. Fast	27	Vice President and Director
Scott C. Coffman	52	CFO and Director

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Richard D. Surber - Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of Nexia Holdings, Inc. since May of 1999. He has been an officer and director of several public companies. He was appointed as president and to the board of directors of Green Endeavors, Inc. in September of 2007

Logan C. Fast - Mr. Fast was appointed to these offices as of August 28, 2008. He is currently working as a grand salon stylist and as an instructor at the Landis Salon locations. Mr. Fast is an Aveda color and cutting "purefessional" with in the Aveda network and frequently instructs stylist around the world on Aveda cutting and color techiniques. Mr. Fast does not hold any position as officer or director of any other publicly held company.

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

Item 11. Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two years ended December 31, 2013 and 2012:

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Total ($)
Richard D. Surber - President, CEO, CFO, and Director (1)	2013	$93,750	$-	$-	$93,750
	2012	$77,000	$-	$-	$77,000

Logan C. Fast - Vice President, Director (1)(2)	2013	$71,879	$-	$-	$71,879
	2012	$66,972	$-	$-	$66,972

Scott C. Coffman - CFO and Director (1)(3)	2013	$-	$-	$80,000	$80,000
	2012	$-	$-	$-	$-

(1)           Compensation for services not related to positions as director.
(2)           Wages received for services performed as a stylist and an educator at the salons.
(3)
Mr. Coffman was appointed as CFO and Director in June, 2013 and does not receive a salary from Green or its subsidiaries at this time. Mr. Coffman is compensated through the company's parent payroll company.

No director compensation was paid or accrued during the years ended December 31, 2012 and 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 15, 2014, there were 195,414,205 shares of common stock issued and outstanding. (2)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Super voting Preferred ($0.001 par value)	Nexia Holdings, Inc. (1)
	59 West 100 South, 2nd Floor	10,000,000	100%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Richard D. Surber
($0.001 par value)(2)	59 West 100 South, 2nd Floor	37,134	5.11%
	Salt Lake City, Utah 84101
Voting Common Stock	Richard D. Surber
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	64,864	0.03%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Logan C. Fast
($0.001 par value)(2)	59 West 100 South, 2nd Floor	2,000	0.28%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Scott C. Coffman
($0.001 par value)(2)	59 West 100 South, 2nd Floor	16,000	2.20%
	Salt Lake City, Utah 84101
Voting Common Stock	Nexia Holdings, Inc. (1)
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	96,493,181	49.38%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Directors and Executive Officers
($0.001par value)	as a Group (including beneficial	55,134	7.58%
	ownership) (1)
Voting Common Stock	Directors and Executive Officers
($0.0001 par value)(2)	as a Group (including beneficial	11,841,179	6.06%
	ownership) (1)
Super voting Preferred ($0.001 par value)	Directors and Executive Officers
	as a Group (including beneficial	10,000,000	100%
	ownership) (1)

(1)   Richard Surber may be deemed a beneficial owner of 96,493,181 shares of the Company's common stock by virtue of his position as an officer and director of Nexia Holdings Inc. and of 10,000,000 shares of Super Voting Preferred by virtue of his positions with Nexia Holdings, Inc.

(2)   All shares of common stock reflect the 1 for 200 reverse stock split that was effective as of April 10, 2013.

Change in Control

There are no agreements, pledges or arrangements of any kind that could affect a change in control of Green Endeavors, Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

Green shares its corporate office space, certain personnel, and lines of credit with Nexia Holdings, Inc. or entities controlled by Nexia Holdings under the direction of Richard Surber. A Consulting Agreement is expected to be formalized in 2014 to memorialize costs related to shared office space, utilization of certain staff members and lines of credit that are guaranteed by Richard Surber.

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

On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of December 31, 2013, the balance of the note was $25,000. No payments were made on the note during the year ended December 31, 2013. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $138,861. Subsequent to December 31, 2013, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

On February 13, 2013, the Board of Directors approved a partial settlement of accrued interest represented by the $3,000,000 Debenture.  Green agreed to issue 4,150,000 Convertible Supervoting shares to Nexia.  The shares were valued based on the value of the conversion shares based upon the closing price of the common stock prior to the date of issuance.

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing. During the year ended December 31, 2013, the Company paid an aggregate of $10,150 to Nexia for payment of the note's principal.

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

Subsequent Events

As of April 15, 2014, there are no related party subsequent events.

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

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (SGA) served as our independent registered public accounting firm for the years ended December 31, 2013 and 2012. $53,000 and $3,090 was paid to SGA for services rendered during the fiscal years ending December 31, 2013 and 2012, respectively.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $58,755 and $69,995, respectively. The $11,240 difference in these fees for 2012 over 2013 is primarily due to the timing of payment for restatement of financial statements and the associated amended reviews and audit on SEC Forms 10-Q/A and 10-K/A for 2012.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2013 and 2012.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2013 and 2012, respectively.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant, other than those previously reported above, for the years ended December 31, 2013 and 2012.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2013 and 2012	24

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	25

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012	26

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	27

Notes to Consolidated Financial Statements	28

(a) 2. Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3. Exhibits	46

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Endeavors, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Green Endeavors, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Green Endeavors, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 17 of the consolidated financial statements, the Company has negative working capital of $948,814 and accumulated deficit of $3,123,283. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 17.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 15, 2014

23

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	For the Years Ended
	December 31, 2013	December 31, 2012

Assets
Current Assets:
Cash	$105,984	$86,586
Accounts receivable	16,534	2,608
Inventory	144,317	128,650
Prepaid expenses	-	8,919
Total current assets	266,835	226,763

Property, plant, and equipment, net of accumulated depreciation of $594,285 and $464,827, respectively	460,503	561,275
Other assets	63,359	57,485
Total Assets	$790,697	$845,523

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$485,780	$542,577
Deferred revenue	63,830	59,109
Deferred rent	113,500	-
Due to related parties	109,373	310,349
Derivative liability	55,099	231,609
Current portion of notes payable	225,191	222,179
Current portion of related party notes payable	45,488	3,534
Current portion of capital leases payable	18,367	14,624
Current portion of convertible notes payable, net of debt discount of $10,979 and $9,626, respectively	99,021	158,374
Total current liabilities	1,215,649	1,542,355

Long-Term Liabilities:
Deferred rent	-	37,035
Notes payable related party	6,762	21,466
Notes payable	59,670	112,985
Capital lease obligations	34,650	47,878
Convertible notes payable, net of debt discount of $0 and $28,479, respectively	-	6,521
Convertible debentures related party, net of debt discount of $54,263 and $66,785, respectively	2,197,723	2,293,015
Convertible debentures, net of debt discount of $10,852 and $13,357, respectively	489,148	486,643
Total long-term liabilities	2,787,953	3,005,543
Total Liabilities	4,003,602	4,547,898

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 561,704 and 547,478 shares issued and outstanding at December 31, 2013 and 2012, respectively	562	548
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 166,572,135 and 22,265,197 shares issued and outstanding at December 31, 2013 and 2012, respectively	16,657	2,226
Additional paid-in capital	(116,841)	(540,730)
Accumulated deficit	(3,123,283)	(3,174,419)
Total stockholders’ deficit	(3,212,905)	(3,702,375)
Total Liabilities and Stockholders’ Deficit	$790,697	$845,523

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31, 2013	December 31, 2012
Revenue:
Services, net of discounts	$2,628,120		$2,329,130
Product, net of discounts	937,907		819,386
Total revenue	3,566,027		3,148,516

Costs and expenses:
Cost of services	1,482,150		1,375,413
Cost of product	502,321		467,421
Depreciation	129,458		123,902
General and administrative	1,310,031		1,415,224
Total costs and expenses	3,423,960		3,381,960
Income (loss) from operations	142,067		(233,444)

Other income (expenses):
Interest income	824		812
Interest expense	(103,035)		(238,091)
Interest expense, related parties	(206,692)		(206,590)
Gain (loss) on derivative fair value adjustment	155,914		(94,850)
Gain on forgiveness of debt	65,600		-
Other income (expense)	(3,542)		(42,171)
Total other expenses	(90,931)		(580,890)
Net income (loss)	$51,136		$(814,334)

Net income (loss) per common share
Basic:
Basic earnings per common share	$0.00		$(0.06)
Weighted-average common shares outstanding	76,586,294		14,024,096
Diluted:
Basic earnings per common share	$-	$	N/A
Weighted-average common shares outstanding	2,678,273,864		N/A

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

							Additional	Retained	Total
	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Paid-	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit)	Deficit
Balance as of December 31, 2011	5,850,000	$5,850	630,732	$631	2,854,434	$285	$(1,165,350)	$(2,360,085)	$(3,518,669)

Super voting preferred stock issued for settlement of accrued interest on related party convertible debentures	4,150,000	4,150					140,408		144,558
Common stock issued for settlement of accrued interest on related party convertible debentures					10,526,316	1,053	398,947		400,000
Conversion of series B preferred shares			(33,254)	(33)	4,472,984	447	(414)		-
Beneficial conversion feature of convertible note payable							32,143		32,143
Series B preferred shares returned and cancelled from collateral pursuant to Landis II facility lease agreement			(50,000)	(50)			(249,950)		(250,000)
Common stock options granted for services							103,650		103,650
Exercise of common stock options granted					730,000	73	(73)		-
Conversion of convertible note payable to common shares					3,681,463	368	199,909		200,277
Net loss for year ended December 31, 2012								(814,334)	(814,334)
Balance as of December 31, 2012	10,000,000	10,000	547,478	548	22,265,197	2,226	(540,730)	(3,174,419)	(3,702,375)

Common stock issued for settlement of accrued interest on related party convertible debentures					84,716,865	8,472	160,962		169,434
Conversion of series B preferred shares			(47,774)	(48)	44,472,376	4,447	(4,399)		-
Series B preferred shares issued for settlement of related party debt			32,000	32			159,968		160,000
Series B preferred shares issued for cash			30,000	30			49,970		50,000
Conversion of convertible note payable to common shares					15,117,556	1,512	57,384		58,896
Share adjustment due to split					141		4		4
Net loss for year ended December 31, 2013								51,136	51,136
Balance as of December 31, 2013	10,000,000	$10,000	561,704	$562	166,572,135	$16,657	$(116,841)	$(3,123,283)	$(3,212,905)

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$51,136	$(814,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	129,458	123,902
Debt discount amortization	42,153	128,357
Interest expense on value of derivatives	-	50,127
Stock-based compensation	-	71,775
Loss contingency adjustment	-	46,500
Non-cash professional fees from issuance of convertible note	-	75,000
Gain on forgiveness of convertible debt	(65,600)	-
Gain on derivative liability fair value adjustment	(155,914)	94,850
Changes in operating assets and liabilities:
Accounts receivable	(13,926)	(2,465)
Inventory	(15,667)	(19,180)
Prepaid expenses	8,919	(2,675)
Other assets	(5,874)	(6,791)
Accounts payable and accrued expenses	4,107	228,068
Due to related parties	128,457	166,603
Deferred rent	76,465	37,035
Deferred revenue	4,721	1,286
Net cash provided by operating activities	188,435	178,058

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(22,644)	(198,100)
Net cash used in investing activities	(22,644)	(198,100)

Cash Flows from Financing Activities:
Payments made on notes payable	(88,463)	(60,551)
Payments made on convertible notes payable	(50,000)	-
Payments made on related party notes payable	(10,150)	(157,693)
Payments made on related party convertible notes payable	(107,814)	-
Payments made on capital lease obligations	(15,526)	(7,554)
Proceeds from issuance of notes payable	38,160	122,958
Proceeds from issuance of related party notes payable	37,400	25,000
Proceeds from issuance of convertible notes payable	-	62,500
Proceeds from exercising of stock options	-	23,985
Proceeds from issuance of preferred stock	50,000	-
Net cash provided by (used in) financing activities	(146,393)	8,645

Increase (decrease) in cash	19,398	(11,397)

Cash at beginning of period	86,586	97,983

Cash at end of period	$105,984	$86,586

Supplemental cash flow information:
Cash paid during the period for:
Interest	$180,544	$23,324
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$58,896	$200,277
Equipment purchased under capital leases	$6,042	$70,056
Debt discount on derivative liability, convertible notes	$-	$77,500
Related party exchange of receivable and payable	$-	$105,000
Conversion of Series B preferred stock to common stock	$4,447	$448
Issuance of Series B preferred stock for settlement of related party debt	$160,000	$-
Debt discount on convertible note	$-	$32,143
Cancelation of Series B preferred stock used as collateral	$-	$250,000
Cashless exercise of common stock options	$-	$7,898
Account payable conversion to note payable	$-	$15,000
Conversion of related party debt to supervoting preferred stock	$-	$144,558
Conversion of related party debt to common stock	$169,434	$400,000

The accompanying notes are an integral part of these consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 1 – Nature of Operations and Basis of Presentation

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

Use of Estimates in the Preparation of the Financial Statements

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2013 and 2012, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Property, Plant, and Equipment

Property, plant, and equipment is stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

For the years ended December 31, 2013 and 2012, Green recorded depreciation expense of $129,458 and $123,902, respectively. Maintenance and repair costs are expensed as incurred.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2013 and 2012.

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
December 31, 2013 and 2012

Revenue Recognition

There are primary two types of revenue for the Company: 1) providing hair salon services, and 2) selling hair salon products. Revenue is recognized at the time the service is performed or the product is delivered. All revenue sources are domestic. In some cases, such as the sale of gift cards, revenue is deferred until the gift card is redeemed.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of December 31, 2013 and 2012, deferred revenue was $63,830 and $59,109, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the years ended December 31, 2013 and 2012, advertising costs amounted to $92,628 and $93,459, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns. As of December 31, 2013 and 2012, a 100% valuation allowance on the deferred tax asset and therefore is not reflected on the balance sheets.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the year ended December 31, 2013, diluted earnings per common share amounted to $.00002. For the year ended December 31, 2012, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 1,322,583,808 such potentially dilutive shares excluded as of December 31, 2012.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

The following table shows the calculation of diluted common shares as of December 31, 2013:
Diluted Shares
Potential shares issued due to conversion of Series B Preferred Stock	681,074,446
Potential shares issued due to conversion of convertible debt	830,627,283
Potential shares issued due to conversion of Supervoting shares	1,000,000,000
Total potentially dilutive shares	2,511,701,729
Common shares outstanding	166,572,135
Total diluted shares	2,678,273,864

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the December 31, 2013 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of finished good products that is held for resale at all locations or that is used for the services provided by the two salons. Inventory is carried at the lower of cost or market. As of December 31, 2013 and 2012, inventory amounted to $144,317 and $128,650, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2013:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$22,517	$17,458	$5,059
Leasehold improvements	625,004	336,023	288,981
Furniture and fixtures	25,347	24,605	742
Leased equipment	76,298	23,543	52,755
Equipment	232,275	158,528	73,747
Vehicle	48,193	25,818	22,375
Signage	25,154	8,310	16,844
Total	$1,054,788	$594,285	$460,503

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2012:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$21,093	$14,131	$6,962
Leasehold improvements	624,154	262,146	362,008
Furniture and fixtures	25,347	21,028	4,319
Leased equipment	70,256	8,475	61,781
Equipment	211,905	134,565	77,340
Vehicle	48,193	18,933	29,260
Signage	25,154	5,549	19,605
Total	$1,026,102	$464,827	$561,275

Note 5 – Other Assets

The following table shows other assets as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Lease and utility deposits	$24,475	$24,470
Certificate of deposit, restricted cash (1)	27,826	27,015
Other	11,058	6,000
Total other assets	$63,359	$57,485

(1)
The certificate of deposit ("CD") is considered long-term, restricted cash because it is collateral for the June 18, 2010, $100,000 note payable to the Division of Economic Development of Salt Lake City Corporation (see item 4 of Note 10 below). The initial value of the CD was $25,000. As of December 31, 2013 and 2012, the CD has $2,826 and $2,015 of accrued interest, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012
Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013 and 2012, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$55,099	$-	$55,099	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2012	(Level)	(Level 2)	(Level)
Derivative liability (1)	$231,609	$-	$231,609	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 7 - Derivative liability)

Note 7 – Derivative Liability

As of December 31, 2013, the Company had a $55,099 derivative liability balance on the balance sheet, and for the year ended December 31. 2013, the Company recorded a $155,914 gain from derivative liability fair value adjustment. The derivative liability activity comes from convertible notes payable as follows:

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

The embedded derivative for the Asher Notes is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the inception dates of the Asher Notes was $269,507. Of the total, $197,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the notes. $72,007 was charged to operations as non-cash interest expense. On October 11, 2013, the Company agreed with Asher Enterprises, Inc. to satisfy all remaining unsatisfied convertible notes held by Asher of that date. (See Note 10 – Notes Payable, Item 2).

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012
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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On December 31, 2013, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $55,099 and recorded a $15,495 gain from change in fair value of derivative for the year ended December 31, 2013. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 299%, (3) risk-free interest rate of 0.1%, (4) expected life of .63 years, and (5) estimated fair value of Green’s common stock of $0.003 per share.

Note 8 – Income Taxes

The Company has estimated net operating losses as of December 31, 2013 and 2012 of $3,123,283 and $3,174,419, respectively, available to offset taxable income in future years.

The following is a table of Green’s net operating losses (NOL), related estimated deferred tax assets, and expiration dates of the NOLs and an estimated composite tax rate of 39% (34% federal and 5% state):

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

Year	Net Operating Income (Loss)	Deferred Tax Asset (Liability)	Expiration Year of NOL
2008	$(1,712,600)	$(667,914)	2028
2009	(385,160)	(150,212)	2029
2010	13,939	5,436	2030
2011	(276,264)	(107,743)	2031
2012	(814,334)	(317,590)	2032
2013	51,136	19,943	2033
	$(3,123,283)	$(1,218,080)
Valuation allowance	3,123,283	1,218,080
Net deferred income tax asset	$-	$-

The reconciliation of the provision for income taxes compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2013	2012
Net loss	$(3,123,283)	$(3,174,419)
Tax adjustment	-	-
	(3,123,283)	(3,174,419)

Tax rate	39%	39%

Income tax recovery at statutory rate	-	-
Valuation allowance	-	-
Provision for income taxes	$-	$-

The significant components of deferred income taxes and assets are as follows:

	December 31,	December 31,
	2013	2012
Net operating losses carried forward	$(3,123,283)	$(3,174,419)
Valuation allowance	3,123,283	3,174,419
Net deferred income tax asset	$-	$-

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

Note 9 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of December 31, 2013 and 2012, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

	December 31,	December 31,
	2013	2012
Convertible Debenture - Related Party
Principal amount	$2,251,986	$2,359,800
Debt discount	(54,263)	(66,785)
Convertible debenture, net of debt discount	$2,197,723	$2,293,015

Convertible Debenture - Unrelated Party
Principal amount	$500,000	$500,000
Debt discount	(10,852)	(13,357)
Convertible debenture, net of debt discount	$489,148	$486,643

Convertible Debenture - Totals
Principal amount	$2,751,986	$2,859,800
Debt discount	(65,115)	(80,142)
Convertible debenture, net of debt discount	$2,686,871	$2,779,658

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Principal balance	$2,251,986	$2,359,800
Accrued interest	-	114,156
Total	$2,251,986	$2,473,956

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

During the year ended December 31, 2013, the Company paid an aggregate of $107,814 and $131,998 to Nexia for payment of the debenture principal and accrued interest, respectively.

As of December 31, 2013 and 2012, amounts due to related parties are $109,373 and $310,349, respectively. The $109,373 consists of $2,809 of accrued interest for the note payable to Richard Surber and $106,564 from various amounts owed to Nexia's subsidiaries. The $310,349 consists of $114,156 of accrued interest from the convertible debenture as shown in the table above, $829 of accrued interest for the note payable to Richard Surber, and $195,364 from various amounts owed to Nexia and its subsidiaries.

On February 13, 2013, the Board of Directors approved a partial settlement of accrued interest represented by the $3,000,000 Debenture.  Green agreed to issue 4,150,000 Convertible Supervoting shares to Nexia.  The shares were valued based on the value of the conversion shares based upon the closing price of the common stock prior to the date of issuance.

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing. During the year ended December 31, 2013, the Company paid an aggregate of $10,150 to Nexia for payment of the note's principal.

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

Note 10 – Notes Payable

A summary of notes payable as of December 31, 2013 and 2012 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2013	2012
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Salt Lake City Corporation (4)	3.25%	8/1/2015	33,439	53,690
William and Nina Wolfson (5)	11.00%	2/27/2016	30,858	42,279
Cyprus Credit Union (9)	2.69%	12/5/2014	10,920	20,410
Salt Lake City Corporation (10)	5.00%	9/1/2017	38,644	47,785
Total			284,861	335,164
Less: Current portion			(225,191)	(222,179)
Long-term portion			$59,670	$112,985

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

A summary of capital leases payable as of December 31, 2013 and 2012 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2013	2012
Castleton Equipment (7) (capital lease)	16.96%	4/23/2016	$35,289	$46,651
Imaging Concepts (3) (capital lease)	10.90%	2/25/2018	5,139	-
Time Payment Corp (8) (capital lease)	17.75%	9/5/2016	12,589	15,851
Total			53,017	62,502
Less: Current portion			(18,367)	(14,624)
Long-term portion			$34,650	$47,878

A summary of convertible notes payable as of December 31, 2013 and 2012 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2013	2012
Asher Enterprises, Inc. (2)*	8.00%	3/16/2012	$-	$3,000
Asher Enterprises, Inc. (2)*	8.00%	4/25/2012	-	25,000
Asher Enterprises, Inc. (2)*	8.00%	9/12/2012	-	22,500
Asher Enterprises, Inc. (2)*	8.00%	11/6/2012	-	42,500
Southridge Partners II, LP (11)	0%	2/28/2013	75,000	75,000
Eastshore Enterprises, Inc. (12)	8.00%	8/17/2014	35,000	35,000
Debt discount - convertible notes, net			(10,979)	(38,105)
Total, net			99,021	164,895
Less: Current portion			(99,021)	(158,374)
Long-term portion			$-	$6,521
*	All Asher notes were paid in full on October 11, 2013.

A summary of the related party note payable as of December 31, 2013 and 2012 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2013	2012
Nexia Holdings, Inc. (related party) (6)	10.00%	4/15/2015	$27,250	$-
Richard D. Surber (related party) (13)	20.00%	11/6/2017	25,000	25,000
Total, net			52,250	25,000
Less: Current portion			(45,488)	(3,534)
Long-term portion			$6,762	$21,466

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of December 31, 2013 and 2012, accrued interest reported in accounts payable and accrued expenses was $34,200.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

On October 11, 2013, the Company agreed with Asher Enterprises, Inc. to satisfy all remaining unsatisfied convertible notes held by Asher as of that date.  The settlement between the parties provided for the complete release and satisfaction of the three remaining notes with outstanding balances, the notes are dated July 19, 2011, December 7, 2011, and February 2, 2012, including the mutual release by the Company and Asher of any and all claims, liabilities, damages, causes of action or otherwise that may exist arising from the said notes.  As a result of the agreement all principal and interest due under the terms of the three notes, including any penalties or default fees, are released.  The Company made a cash payment to Asher in the sum of $50,000 and has received each of the three above described original notes marked as “PAID” in exchange for the cash payment.  This satisfaction of the notes will result in the removal from the Company’s balance sheet of the derivative and underlying liabilities created by the notes as of October 11, 2013.  The payoff of the Asher Notes resulted in the elimination of $37,500 in loss contingency,  $86,334 in derivative liability, $13,100 of accrued interest, $65,000 in principal debt, and a $65,600 gain from forgiveness of debt.

(3)
On February 25, 2013, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $5,911 with Imaging Concepts. The lease agreement requires 60 monthly payments of principal and interest in the amount of $128.22. Interest is at the rate of 10.9% per year and the maturity date is February 25, 2018. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2013, the note balance is $5,139. Principal payments made on the note during the year ended December 31, 2013 amounted to $772.

(4)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered long-term, restricted cash because it is collateral for the loan. As of December 31, 2013, the note balance is $33,439. Principal payments made on the note during the year ended December 31, 2013 amounted to $20,251.

(5)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest. In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note. As of December 31, 2013, the note balance is $30,858. Principal payments made on the note during the year ended December 31, 2013 amounted to $11,421.

(6)
On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing. As of December 31, 2013, the principal balance on the note was $27,250 and principal payments on the note amounted to $10,150.

(7)
On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535. Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2013, the note balance is $35,289. Principal payments made on the note during the year ended December 31, 2013 amounted to $11,362.

(8)
On July 26, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with Time Payment Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $485. Interest is at the rate of 17.75% per year and the maturity date is September 5, 2016. Landis has the option to purchase the leased salon equipment at maturity for $2,178 or less. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2013, the note balance is $12,589. Principal payments made on the note during the year ended December 31, 2013 amounted to $3,262.

(9)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank (see loan #3 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of December 31, 2013, the note balance is $10,920. Principal payments made on the note during the year ended December 31, 2013 amounted to $9,491.

(10)
On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000. Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012. The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012. In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of December 31, 2013, the note balance is $38,644. Principal payments made on the note during the year ended December 31, 2013 amounted to $9,141.

(11)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 11). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of December 31, 2013, the balance of the note was $75,000 and the balance of the debt discount was $0. No payments were made on the note during the year ended December 31, 2013.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

(12)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of December 31, 2013, none of the note had been converted into shares of common stock. As of December 31, 2013, the balance of the note was $35,000 and the balance of the debt discount was $10,979. No payments were made on the note during the year ended December 31, 2013.

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

(13)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of December 31, 2013, the balance of the note was $25,000. No payments were made on the note during the year ended December 31, 2013. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $138,861. Subsequent to December 31, 2013, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 11 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. For the years ended December 31, 2013 and 2012, rent expense was $216,789 and $232,247, respectively.

As of December 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases
For the fiscal years ending December 31:
2014	$198,859
2015	188,415
2016	131,741
2017	137,801
2018	145,575
Thereafter	203,149
Total operating lease payments	$1,005,540

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012
Capital Leases

During 2012, the Company entered into two salon equipment lease agreements for its two salons. During 2013, the Company entered into a lease agreement for office equipment. The Company evaluated the leases at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, the Company has classified the leases as capital leases with a cost of $76,298.  This amount has been capitalized and included with the Company's property, plant, and equipment and is depreciated as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

Capital leases payable outstanding were as follows:

	December 31,	December 31,
	2013	2012
Total, net	$53,017	$62,502
Less current portion	(18,367)	(14,624)
Long-term portion	$34,650	$47,878

As of December 31, 2013, future minimum lease payments under non-cancelable capital leases were as follows:

Capital Leases
For the fiscal years ending December 31:
2014	$25,776
2015	25,776
2016	12,042
2017	1,539
2018	253
Thereafter	-
Total operating lease payments	65,387
Less interest for the terms	(12,370)
Total, net	$53,017

Note 12 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of December 31, 2013, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

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

During the year ended December 31, 2013, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of December 31, 2013 and 2012, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

During the year ended December 31, 2013, the Board of Directors approved the conversions of 47,774 shares of Series B Preferred shares into 44,472,376 shares of Common Stock. The shares were converted at prices per share of approximately $0.00340 to $0.01386 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

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

During the year ended December 31, 2013, the Board of Directors approved the issuances of an aggregate of 30,000 shares of Convertible Preferred Series B Stock in exchange for a total of $50,000 in cash.

As of December 31, 2013 and 2012, Green had 561,704 and 547,478 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

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

During the year ended December 31, 2013, the Board of Directors approved the conversions of $40,263 of the Convertible Notes held by Asher Enterprises, Inc. ($28,000 in principal, 9,000 in default fee, and $3,263 in interest) into 15,117,556 shares of Common Stock. The shares were converted at prices per share of approximately $0.0019 to $0.0075 based on the conversion provisions of the convertible notes.

During the year ended December 31, 2013, the Board of Directors approved the conversions of 47,774 shares of Series B Preferred shares into 44,472,376 shares of Common Stock. The shares were converted at prices per share of approximately $0.00340 to $0.01386 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

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

As of December 31, 2013 and 2012, Green had 166,572,135 and 22,265,197 shares of common stock issued and outstanding, respectively.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

Under the Plan and during the year ended December 31, 2013, the Company did not grant any stock options. At December 31, 2013, the aggregate intrinsic value of all options outstanding and exercisable was $0. As of December 31, 2013, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the year ended December 31, 2013, there were no expired or cancelled grants. As of December 31, 2013, there were 470,000 shares available for future stock-based compensation grants.

Note 14 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement (see Note 10 - Notes Payable). As of December 31, 2013, there were no draws taken.

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

Note 16 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the years ended December 31, 2013 and 2012 accounted for approximately 99.5% and 99.5%, respectively, of salon products purchased.

Note 17 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the year ended December 31, 2013, Green had negative working capital of $948,814.  Although Green had net income of $51,136 for the year ended December 31, 2013, it has experienced net loses in its recent years, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2013 and 2012

Note 18 – Subsequent Events

On February 12, 2014, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock in exchange for $20,000 in cash.

On February 14, 2014, the Board of Directors approved the conversion of 5,795 shares of Series B Preferred Stock held by an investor into 6,965,144 shares of Common Stock. The shares were converted at $0.00416 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 14, 2014, the Board of Directors approved the conversion of 11,245 shares of Series B Preferred Stock held by an investor into 8,650,000 shares of Common Stock. The shares were converted at $0.00646 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 18, 2014, the Board of Directors approved the conversion of 10,100 shares of Series B Preferred Stock held by an investor into 7,890,625 shares of Common Stock. The shares were converted at $0.0064 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 28 2014, the Board of Directors approved the issuance of a total of 189,123 shares of the Company's Convertible Preferred Series B Stock in exchange for cancellation of the principal and accrued interest of the five, $100,000 each, 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures").  The Debentures were held by two unrelated parties and amounted to $500,000 in principal and $161,929 of accrued interest for a total of $661,929.  The original issuance of each of the $100,000 Debentures provided for a 30% discount for the conversion of the debt into common stock.  Therefore the Convertible Preferred Series B shares were issued at a 30% discount.

On April 2, 2014, the Board of Directors approved the conversion of 6,532 shares of Series B Preferred Stock held by an investor into 5,336,601 shares of Common Stock. The shares were converted at $0.00612 per share based on the conversion provisions for the Series B Preferred Stock designation.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 6. Exhibits

(a) The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	None
Subsequent Events for 2014-Material Contracts
10(i)	Agreement and General Release with Akron Associated, Inc. March 28, 2014	8-K			4/2/2014
10(ii)	Agreement and General Release with Desert Vista Capital, LLC, March 28, 2014	8-K			4/2/2014
31.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.020	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.020	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: April 15, 2014	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: April 15, 2014	By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director