Form 10-Q
period 2014-03-31
Green Endeavors, Inc.
filed 2014-05-20
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On May 20, 2014, approximately 195,414,505 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Current Assets:
Cash	$135,081	$105,984
Accounts receivable	12,176	16,534
Inventory	153,010	144,317
Total current assets	300,267	266,835

Property, plant, and equipment, net	447,049	460,503
Other assets	79,340	63,359
Total Assets	$826,656	$790,697

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$425,549	$485,780
Deferred revenue	55,346	63,830
Deferred rent	112,193	113,500
Due to related parties	170,914	109,373
Derivative liability	47,333	55,099
Current portion of notes payable	225,268	225,191
Current portion of related party notes payable	52,250	45,488
Current portion of capital leases payable	19,148	18,367
Convertible notes payable, net	103,336	99,021
Total current liabilities	1,211,337	1,215,649

Long-Term Liabilities:
Notes payable related party	-	6,762
Notes payable	58,429	59,670
Capital lease obligations	29,559	34,650
Convertible debentures related party, net	2,162,459	2,197,723
Convertible debentures, net	-	489,148
Total long-term liabilities	2,250,447	2,787,953
Total Liabilities	3,461,784	4,003,602

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized; 743,687 and 561,704 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	744	562
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 190,077,904 and 166,572,135 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	19,007	16,657
Additional paid-in capital	575,562	(116,841)
Accumulated deficit	(3,240,441)	(3,123,283)
Total stockholders’ deficit	(2,635,128)	(3,212,905)
Total Liabilities and Stockholders’ Deficit	$826,656	$790,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue:
Services, net of discounts	$616,567	$621,482
Product, net of discounts	220,898	232,831
Total revenue	837,465	854,313

Costs and expenses:
Cost of services	370,484	350,961
Cost of product	128,803	137,250
Depreciation	32,926	32,568
General and administrative	355,262	336,814
Total costs and expenses	887,475	857,593
Loss from operations	(50,010)	(3,280)

Other income (expenses):
Interest income	207	201
Interest expense	(31,094)	(35,457)
Interest expense, related parties	(49,765)	(50,915)
Gain (loss) on derivative fair value adjustment	7,766	(5,633)
Gain on debt settlement	6,994	-
Other income (expense)	(1,256)	1,160
Total other expenses	(67,148)	(90,644)
Net loss	$(117,158)	$(93,924)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	173,177,202	22,265,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31, 2014	March 31, 2013

Cash Flows from Operating Activities:
Net loss	$(117,158)	$(93,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32,926	32,568
Debt discount amortization	18,298	17,699
(Gain)/ loss on derivative liability fair value adjustment	(7,766)	5,633
(Gain) on settlement of debenture debt	(6,994)	-
Changes in operating assets and liabilities:
Accounts receivable	4,358	(8,819)
Inventory	(8,693)	(5,480)
Prepaid expenses	-	5,197
Other assets	(15,981)	(1,166)
Accounts payable and accrued expenses	101,699	68,868
Due to related parties	61,541	41,212
Deferred rent	(1,307)	2,591
Deferred revenue	(8,484)	(4,476)
Net cash provided by operating activities	52,439	59,903

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(19,473)	(915)
Net cash used in investing activities	(19,473)	(915)

Cash Flows from Financing Activities:
Payments made on notes payable	(13,186)	(16,695)
Payments made on related party notes payable	(38,395)	(8,311)
Payments made on capital lease obligations	(4,309)	(3,501)
Proceeds from issuance of notes payable	12,021	38,160
Proceeds from issuance of convertible series B preferred stock	40,000	-
Net cash provided by (used in) financing activities	(3,869)	9,653

Increase in cash	29,097	68,641

Cash at beginning of period	105,984	86,586

Cash at end of period	$135,081	$155,227

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,264	$15,340
Non-cash investing and financing activities:
Equipment purchased under capital lease	$-	$6,042
Conversion of series B preferred shares to common stock	$2,350	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2014 (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Business Description

Green Endeavors, Inc., (“Green”) owns and operates two hair salons carrying the Aveda™ product line through its wholly-owned subsidiaries Landis Salons, Inc. (“Landis”) and Landis Salons II, Inc. (“Landis II”) in Salt Lake City, Utah. Green also owns and operates Landis Experience Center LLC (“LEC”), an Aveda retail store in Salt Lake City, Utah. Green is quoted on the "OTC Pink" marketplace segment under the symbol GRNE.

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc.  During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah.  Green has four classes of stock as follows: common with 10,000,000,000 shares authorized; preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible supervoting preferred with 10,000,000 shares authorized.  Green is quoted on the "OTC Pink" marketplace segment under the symbol GRNE.

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

Landis Experience Center, LLC (“LEC”), a liability company, was organized on January 23, 2012 as a wholly-owned subsidiary of Green for the purpose of operating an Aveda retail store in the City Creek Mall in Salt Lake City, Utah.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2014 and December 31, 2013, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Leasehold improvements	Shorter of the lease term or the estimated useful life
Computer equipment and related software	3 years
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years

For the three month periods ended March 31, 2014 and 2013, Green recorded depreciation expense of $32,926 and $32,568, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the three month periods ended March 31, 2014 and 2013.

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

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of March 31, 2014 and December 31, 2013, deferred revenue was $55,346 and $63,830, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended March 31, 2014 and 2013, advertising costs amounted to $19,472 and $13,402, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns.  As of March 31, 2014 and December 31, 2013, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2014, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were approximately 2,003,350,604 such potentially dilutive shares excluded as of March 31, 2014.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the March 31, 2014 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of March 31, 2014 and December 31, 2013, inventory amounted to $153,010 and $144,317, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of March 31, 2014:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$24,917	$18,323	$6,594
Leasehold improvements	625,004	354,498	270,506
Furniture and fixtures	27,201	25,574	1,627
Leased equipment	76,298	27,358	48,940
Equipment	247,494	164,920	82,574
Vehicle	48,193	27,539	20,654
Signage	25,154	9,000	16,154
Total	$1,074,261	$627,212	$447,049

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2013:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$22,517	$17,458	$5,059
Leasehold improvements	625,004	336,023	288,981
Furniture and fixtures	25,347	24,605	742
Leased equipment	76,298	23,543	52,755
Equipment	232,275	158,528	73,747
Vehicle	48,193	25,818	22,375
Signage	25,154	8,310	16,844
Total	$1,054,788	$594,285	$460,503

Note 5 – Other Assets

The following table shows other assets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Lease and utility deposits	$20,914	$24,475
Certificate of deposit, restricted cash (1)	28,029	27,826
Other	30,397	11,058
Total other assets	$79,340	$63,359

(1)
The certificate of deposit ("CD") is considered long-term, restricted cash because it is collateral for the June 18, 2010, $100,000 note payable to the Division of Economic Development of Salt Lake City Corporation (see item 2 of Note 9 below). The initial value of the CD was $25,000. As of March 31, 2014 and December 31, 2013, the CD has $3,029 and $2,826 of accrued interest, respectively.

Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$47,333	$-	$47,333	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$55,099	$-	$55,099	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 7 - Derivative liability)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

Note 7 – Derivative Liability

As of March 31, 2014, the Company had a $47,333 derivative liability balance on the balance sheet, and for the three months ended March 31. 2014, the Company recorded a $7,766 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On March 31, 2014, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $47,333 and recorded a $7,766 gain from change in fair value of derivative for the three month period ended March 31, 2014. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 299%, (3) risk-free interest rate of 0.07%, (4) expected life of .38 years, and (5) estimated fair value of Green’s common stock of $0.0038 per share.

Note 8 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of March 31, 2014 and December 31, 2013, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

	March 31,	December 31,
	2014	2013
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,251,986
Debt discount	(51,132)	(54,263)
Convertible debenture, net of debt discount	$2,162,459	$2,197,723

Convertible Debenture - Unrelated Party
Principal amount	$-	$500,000
Debt discount	-	(10,852)
Convertible debenture, net of debt discount	$-	$489,148

Convertible Debenture - Totals
Principal amount	$2,213,591	$2,751,986
Debt discount	(51,132)	(65,115)
Convertible debenture, net of debt discount	$2,162,459	$2,686,871

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Principal balance	$2,213,591	$2,251,986
Accrued interest	-	-
Total	$2,213,591	$2,251,986

As of March 31, 2014 and December 31, 2013, amounts due to related parties are $170,914 and $109,373, respectively. The $170,914 consists of $4,313 of accrued interest for the note payable to Richard Surber, and $166,601 from various amounts owed to Nexia and its subsidiaries. The $109,373 consists of $2,809 of accrued interest for the note payable to Richard Surber and $106,564 from various amounts owed to Nexia's subsidiaries.

On February 13, 2013, the Board of Directors approved a partial settlement of accrued interest represented by the $3,000,000 Debenture.  Green agreed to issue 4,150,000 Convertible Supervoting shares to Nexia.  The shares were valued based on the value of the conversion shares based upon the closing price of the common stock prior to the date of issuance.

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,725.82 and the note is due 24 months from signing. The Company made no payments of the note's principal during the three months ended March 31, 2014.

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

Note 9 – Notes Payable

A summary of notes payable as of March 31, 2014 and December 31, 2013 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2014	2013
Xing Investment Corp. (1)	10.00%	5/12/2008	$171,000	$171,000
Salt Lake City Corporation (2)	3.25%	8/1/2015	28,273	33,439
William and Nina Wolfson (3)	11.00%	2/27/2016	27,802	30,858
Cyprus Credit Union (4)	2.69%	12/5/2014	8,314	10,920
Salt Lake City Corporation (5)	5.00%	9/1/2017	36,287	38,644
Alliance Laundry Services LLC (6)	7.99%	3/3/2019	12,021	-
Total			283,697	284,861
Less: Current portion			(225,268)	(225,191)
Long-term portion			$58,429	$59,670

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

A summary of capital leases payable as of March 31, 2014 and December 31, 2013 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2014	2013
Castleton Equipment (7)	16.96%	4/23/2016	$32,136	$35,289
Imaging Concepts (8)	10.90%	2/25/2018	4,892	5,139
Time Payment Corp (9)	17.75%	9/5/2016	11,679	12,589
Total			48,707	53,017
Less: Current portion			(19,148)	(18,367)
Long-term portion			$29,559	$34,650

A summary of convertible notes payable as of March 31, 2014 and December 31, 2013 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2014	2013
Southridge Partners II, LP (10)	0.00%	2/28/2013	$75,000	$75,000
Eastshore Enterprises, Inc. (11)	8.00%	8/17/2014	35,000	35,000
Debt discount - convertible notes, net			(6,664)	(10,979)
Total, net			103,336	99,021
Less: Current portion			(103,336)	(99,021)
Long-term portion			$-	$-

A summary of the related party note payable as of March 31, 2014 and December 31, 2013 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2014	2013
Nexia Holdings, Inc. (12)	10.00%	4/15/2015	$27,250	$27,250
Richard D. Surber (13)	20.00%	11/6/2017	25,000	25,000
Total			52,250	52,250
Less: Current portion			(52,250)	(45,488)
Long-term portion			$-	$6,762

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note is interest bearing at 10% per annum with no interest due until the note maturity date of May 12, 2008. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. The note was not liquidated at the maturity date and is currently in default. No payments have been made on the obligation because Green is unable to locate Xing Investment Corp. or its representatives. As of March 31, 2014 and December 31, 2013, accrued interest reported in accounts payable and accrued expenses was $34,200.

(2)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing August 1, 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is considered restricted because it is collateral for the loan. As of March 31, 2014, the note balance is $28,273.  Principal payments made on the note during the three months ended March 31, 2014 amounted to $5,166.

(3)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292.28 of principal and interest.  In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note.  As of March 31, 2014, the note balance is $27,802.  Principal payments made on the note during the three months ended March 31, 2014 amounted to $3,056.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

(4)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank (see loan #3 above). The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of March 31, 2014, the note balance is $8,314. Principal payments made on the note during the three months ended March 31, 2014 amounted to $2,606.

(5)
On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000.  Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012. The note bears interest at 5% per annum and requires 60 monthly installments of $943.56 commencing October 1, 2012.  In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of March 31, 2014, the note balance was $36,287.  Principal payments made on the note during the three months ended March 31, 2014 amounted to $2,357.

(6)
On March 3, 2014, Landis Salons, Inc. entered into a loan agreement with Alliance Laundry Services LLC in the amount of $12,021 for the financing of professional laundry equipment.  The note bears interest at 7.99% and calls for monthly 60 monthly payments of $243.68 commencing when the equipment is delivered for installment.  In addition to corporate guarantees, Richard Surber, President, CEO, and Director of Landis is a personal guarantor and the note is secured by the equipment.  As of March 31, 2014, the equipment had not been delivered and therefore no payments have been made.

(7)
On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535. Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of March 31, 2014, the note balance is $32,136. Principal payments made on the note during the three months ended March 31, 2014 amounted to $3,152.

(8)
On February 25, 2013, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $5,911 with Imaging Concepts. The lease agreement requires 60 monthly payments of principal and interest in the amount of $128.22. Interest is at the rate of 10.9% per year and the maturity date is February 25, 2018. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of March 31, 2014, the note balance is $4,892. Principal payments made on the note during the three months ended March 31, 2014 amounted to $247.

(9)
On July 26, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with Time Payment Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $485. Interest is at the rate of 17.75% per year and the maturity date is September 5, 2016. Landis has the option to purchase the leased salon equipment at maturity for $2,178 or less. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of March 31, 2014, the note balance is $11,679. Principal payments made on the note during the three months ended March 31, 2014 amounted to $909.

(10)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 11). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2013 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of March 31, 2014, the balance of the note was $75,000 and the balance of the debt discount was $0. No payments were made on the note during the three months ended March 31, 2014.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

(11)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of March 31, 2014, none of the note had been converted into shares of common stock. As of March 31, 2014, the balance of the note was $35,000 and the balance of the debt discount was $6,664. No payments have been made on the note as of March 31, 2014.

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

(12)
On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing. As of March 31, 2014, the principal balance on the note was $27,250.  No principal payments have been made on the note as of March 31, 2014.

(13)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662.35 and a demand feature by which the note can be called upon the demand of Mr. Surber. Landis Salons II as security for the note pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of March 31, 2014, the balance of the note was $25,000.  No principal payments have been made on the note as of March 31, 2014. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $176,615. Subsequent to March 31, 2014, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

As of March 31, 2014, Mr. Surber is a personal guarantor to various notes payable by the Company with remaining principal balances of $137,695. Subsequent to March 31, 2014, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 10 – Lease Commitments

Operating Leases
Facilities are leased under operating leases expiring at various dates through September, 2020. Certain of these leases contain renewal options. For the three month periods ended March 31, 2014 and 2013, rent expense under operating leases was $52,738 and $58,714, respectively.

As of March 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:
Operating Leases
For the fiscal years ending December 31:
2014 - remainder	$150,417
2015	188,415
2016	131,741
2017	137,801
2018	145,575
Thereafter	203,149
Total operating lease payments	$957,098

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

Capital Leases
The Company entered into three non-cancelable capital leases for salon and office equipment during 2012 and 2013. The Company evaluated the leases at the time of purchase and determined that the lease agreements each contain a beneficial buy-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease terms. Under the guidance in ASC 840, the Company has classified the leases as capital leases, accordingly, the salon equipment under the leases with a cost of $76,298 has been capitalized and included with the Company's property, plan, and equipment and is depreciated as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.

Capital leases payable outstanding were as follows:

	March 31,	December 31,
	2014	2013
Total	$48,707	$53,017
Less current portion	(19,148)	(18,367)
Long-term portion	$29,559	$34,650

As of March 31, 2014, future minimum lease payments under non-cancelable capital leases were as follows:

Capital Leases
For the fiscal years ending December 31:
2014 - remainder	$19,332
2015	25,776
2016	12,042
2017	1,539
2018	259
Thereafter	-
Total operating lease payments	58,948
Less interest for the terms	(10,242)
Total, net	$48,706

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

During the three month period ended March 31, 2014, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of March 31, 2014 and December 31, 2013, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

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

During the three months ended March 31, 2014, the Board of Directors approved the conversions of 27,140 shares of Series B Preferred shares into 23,505,769 shares of Common Stock. The shares were converted at prices per share of approximately $0.00340 to $0.00646 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On March 28 2014, the Board of Directors approved the issuance of a total of 189,123 shares of the Company's Convertible Preferred Series B Stock in exchange for cancellation of the principal and accrued interest of the five, $100,000 each, 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures").  The Debentures were held by two unrelated parties and amounted to $500,000 in principal and $161,929 of accrued interest for a total of $661,929.  The Company recognized a gain of $6,994 on the transaction.

As of March 31, 2014 and December 31, 2013, Green had 743,687 and 561,704 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

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

As of March 31, 2014 and December 31, 2013, Green had 190,077,904 and 166,572,135 shares of common stock issued and outstanding, respectively.

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

Under the Plan and during the year ended December 31, 2013, the Company did not grant any stock options. At March 31, 2014, the aggregate intrinsic value of all options outstanding and exercisable was $0. As of March 31, 2014, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the three months ended March 31, 2014, there were no expired or cancelled grants. As of March 31, 2014, there were 470,000 shares available for future stock-based compensation grants.

Note 13 – Equity Purchase Agreement

On August 15, 2012, Green Endeavors Inc. (the “Company”) entered into an Equity Purchase Agreement (“Agreement”) with Southridge Partners II, LP (“Southridge”) wherein Southridge has committed to purchase up to $10,000,000 of the Company’s common stock over 36 months. The Company may draw on the facility from time to time in the form of puts, as and when it determines appropriate up to a maximum of less than 4.99% of the issued and outstanding shares of common stock of the Company per put notice. Southridge’s purchase price for each put is set at 91% of the lowest closing bid price of the common stock of the Company during the pricing period as defined in the Agreement as the period beginning on the Put Notice Date and ending on and including the date that is five Trading Days after such Put Notice Date.  The option to draw down on the equity line is at the sole direction of the company. The Company is obligated to file one or more registration statements with the SEC to register the sale to Southridge of shares of common stock issued or issuable under the Agreement. The Company has agreed to file with the SEC an initial registration statement of From S-1 in order to carry out the terms of the Agreement. Upon the execution of the Agreement the Company issued to Southridge a $75,000 convertible promissory note as a condition to Southridge entering into the Agreement, which included preparation of the Agreement (see Note 9 - Notes Payable). As of March 31, 2014, there were no draws taken.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2014 (Unaudited)

Note 14 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the three months ended March 31, 2014 and for the year ended December 31, 2013 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Note 15 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the three months ended March 31, 2013, Green had negative working capital of $911,070 and a net loss of $117,158, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 16 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2013 and Form 10-Q for the quarter ended March 31, 2013. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of March 31, 2014, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three month periods ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, we owned and operated two wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended March 31, 2014 and 2013, we had net sales of $837,465 and $854,313, respectively. Our net sales decreased 16,848 or 2.0% for the three months ended March 31, 2014.

The following table shows the change in service revenue by salon for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$437,151	$443,777	$(6,626)	-1.5%
Marmalade	179,001	176,070	2,931	1.7%
City Creek	415	1,635	(1,220)	n/a
Total Service Revenue	$616,567	$621,482	$(4,915)	-0.8%

As can be seen from the above table our three locations experienced an 0.8% decline of service revenues for the three month period ending March 31, 2014 over the comparable period of product sales for 2013.  This minor decrease is mostly due to changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as attrition and vacations.

The following table shows the change in product revenue by salon for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$123,388	$133,985	$(10,597)	-7.9%
Marmalade	49,200	52,837	(3,637)	-6.9%
City Creek	48,310	46,009	2,301	5.0%
Total Product Revenue	$220,898	$232,831	$(11,933)	-5.1%

As can be seen from the above table our three locations experienced a 5.1% decline of product revenues for the three month period ended March 31, 2014 over the comparable period of product sales for 2013. This decline in product revenue growth is primarily due the Company's senior staff spending more time towards training programs for new artists.  This reduces time available for sales of products.

Costs of Revenue

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Services	60.1%	56.5%
Product	58.3%	58.9%

The above table shows the cost of services revenue being 3.6% more for the three month period ended March 31, 2014 over the comparable period of service sales for 2013.  This increase in service cost is primary due to the Company's senior staff spending more time towards training programs for new artists, which generates less revenue as compared to the continued payroll expenses. The 0.6% decrease in product costs for the same comparable period is primarily due to less inventory shrinkage.

Operating Expenses

The following table shows general and administrative expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,
	2014	2013	Change
Salaries and wages	$112,380	$110,706	$1,674
Rent	52,738	58,714	(5,976)
Advertising	19,472	13,402	6,070
Credit card merchant fees	15,037	16,934	(1,897)
Insurance	15,229	14,051	1,178
Utilities and telephone	15,149	15,320	(171)
Professional services	78,609	72,171	6,438
Repairs and maintenance	9,910	8,086	1,824
Dues and subscriptions	6,634	5,373	1,261
Office expense	9,210	10,654	(1,444)
Travel	3,914	4,097	(183)
Investor relations and company promotion	8,265	494	7,771
Other	8,715	6,812	1,903
Total general and administrative expenses	$355,262	$336,814	$18,448

The above table shows an $18,448 increase in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of advertising, professional services, and investor relations and company promotion for an aggregate increase of $20,279 in the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013.

Depreciation expense for the three months ended March 31, 2014, was $32,926 compared to $32,568 for the comparable three months ended March 31, 2013. The relatively small increase of $358 is primarily due to an increase in equipment purchased during the three months ended March 31, 2014.

Other Expense

Other expense for the three months ended March 31, 2014, decreased to $67,158 from $90,644 for the comparable three months ended March 31, 2013, a decrease of $23,496.  This decrease is primarily attributable to interest expense being $4,393 less, the derivative fair value adjustment change was $13,399 less, and there was a $6,994 gain on the settlement of debenture debt during the three month period ending March 31, 2014 that was not present in the comparable period 2013.

Liquidity and Capital Resources

Cash and Investments in marketable securities
As of March 31, 2014, our principal source of liquidity consisted of $135,081 of cash, compared to $105,984 as of December 31, 2013. Our primary sources of cash during the three month period ended March 31, 2014 were customer payments for salon services and products and proceeds from issuance of convertible series B preferred stock. Our primary uses of cash during the three month period ended March 31, 2014 were payments relating to salaries, rent, and other general operating expenses as well as payments of notes payable.

Working Capital
We had a working capital deficit of $911,070 as of March 31, 2014. Our current assets were $300,267, which consisted of $135,081 in cash, $12,176 in accounts receivable, and $153,010 in inventory. Our total assets were $826,656, which included $447,049 in property and equipment (net), and $79,340 in other assets. Our current liabilities were $1,211,337, including $425,549 in accounts payable and accrued expenses, $170,914 in amounts due to related parties, $400,002 in the current portion of convertible notes and notes payable and capital leases payable, $55,346 in deferred revenue, and a $47,333 derivative liability. Our long-term liabilities were $2,250,447. Our total stockholders’ deficit at March 31, 2014 was $2,635,128.

Working capital increased by $37,744 as of March 31, 2014, compared to December 31, 2013 primarily due to the various changes in current assets and current liabilities that net to the overall change in working capital for the three month period.

Cash Flows from Operating Activities
Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash provided by operating activities for the three month period ended March 31, 2014 was $52,439 compared to $59,903 provided by operating activities for the three months ended March 31, 2013. This small $7,464 change in cash is made up of several small changes in the operating activities of the Company the most significant of which $22,604 and $20,329 more cash used for accounts payable and accrued expenses and amounts due to related parties, respectively.

Cash Flows from Investing Activities
Cash flow used in investing activities for the three months ended March 31, 2014 was $19,473 compared to $915 for the three months ended March 31, 2013, a $18,558 difference.  The change was due to purchases of property and equipment.

Cash Flows from Financing Activities
Cash flow used in financing activities for the three months ended March 31, 2014 was $3,869 compared to $9,653 provided by financing activities for the three months ended March 31, 2013, a change of $13,522. For the three months ended March 31, 2014 compared to the three months ended March 3, 2013, there was $27,383 more in payments made for debt obligations, $26,139 less in the proceeds of new debt issuances, and $40,000 more in the proceeds from issuance of convertible series B preferred stock.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $911,070 as of March 31, 2014. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Going Concern

Our audit opinion for the year ended December 31, 2013 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.

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

Based on evaluation as of March 31, 2014, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2013 and 2012, occurred during the three months ended March 31, 2014.

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

As of May 20, 2014, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 96,493,181 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,096,493,181 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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
·         loss of any strategic relationship;
·         economic and other external factors; and,
·         period-to-period fluctuations in our financial results.

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

On March 12, 2014, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock in exchange for $20,000 in cash.

On March 14, 2014, the Board of Directors approved the conversion of 11,245 shares of Series B Preferred Stock held by an investor into 8,650,000 shares of Common Stock. The shares were converted at $0.0065 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 17, 2014, the Board of Directors approved the conversion of 10,100 shares of Series B Preferred Stock held by an investor into 7,890,625 shares of Common Stock. The shares were converted at $0.0064 per share based on the conversion provisions for the Series B Preferred Stock designation.

On March 28 2014, the Board of Directors approved the issuance of a total of 189,123 shares of the Company's Convertible Preferred Series B Stock in exchange for cancellation of the principal and accrued interest of the five, $100,000 each, 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures").  The Debentures were held by two unrelated parties and amounted to $500,000 in principal and $161,929 of accrued interest for a total of $661,929.  The Company recognized a $6,994 gain on the transaction.

Subsequent Events

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

DATE: May 20, 2014
By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: May 20, 2014
By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director