Form 10-Q
period 2014-06-30
Green Endeavors, Inc.
filed 2014-08-19
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 19, 2014, 2014, 195,414,505 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash	$92,091	$105,984
Accounts receivable	11,729	16,534
Inventory	137,430	144,317
Total current assets	241,250	266,835

Property, plant, and equipment, net	413,945	460,503
Other assets	81,886	63,359
Total Assets	$737,081	$790,697

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$370,088	$485,780
Deferred revenue	53,580	63,830
Deferred rent	110,883	113,500
Due to related parties	121,566	109,373
Derivative liability	23,079	55,099
Current portion of notes payable	50,239	225,191
Current portion of related party notes payable	52,250	45,488
Current portion of capital leases payable	20,956	18,367
Convertible notes payable, net of debt discount	107,699	99,021
Total current liabilities	910,340	1,215,649

Long-Term Liabilities:
Notes payable related party	-	6,762
Notes payable	48,744	59,670
Capital lease obligations	23,262	34,650
Convertible debentures related party, net of debt discount	2,165,589	2,197,723
Convertible debentures, net of debt discount	-	489,148
Total long-term liabilities	2,237,595	2,787,953
Total Liabilities	3,147,935	4,003,602

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 760,488 and 561,704 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	761	562
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 195,414,505 and 166,572,135 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	19,541	16,657
Additional paid-in capital	610,011	(116,841)
Accumulated deficit	(3,051,167)	(3,123,283)
Total stockholders’ deficit	(2,410,854)	(3,212,905)
Total Liabilities and Stockholders’ Deficit	$737,081	$790,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue:
Services, net of discounts	$628,859	$687,481	$1,245,426	$1,308,963
Product, net of discounts	217,550	227,003	438,448	459,834
Total revenue	846,409	914,484	1,683,874	1,768,797

Costs and expenses:
Cost of services	342,817	400,471	713,301	751,432
Cost of product	136,704	104,774	265,507	242,024
Depreciation	33,105	32,386	66,031	64,953
General and administrative	313,426	331,747	668,688	668,561
Total costs and expenses	826,052	869,378	1,713,527	1,726,970
Income (loss) from operations	20,357	45,106	(29,653)	41,827

Other income (expenses):
Interest income	210	205	417	409
Interest expense	(11,011)	(23,597)	(42,105)	(59,054)
Interest expense, related parties	(48,595)	(51,983)	(98,360)	(102,898)
Gain on derivative fair value adjustment	24,254	11,113	32,020	5,480
Gain on settlement of debt	205,200	-	212,194	-
Other income (expense)	(1,141)	76	(2,397)	1,232
Total other income (expenses)	168,917	(64,186)	101,769	(154,831)
Net income (loss)	$189,274	$(19,080)	$72,116	$(113,004)

Net income (loss) per common share – basic and diluted
Basic:
Basic earnings per common share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted-average common shares outstanding	195,355,209	25,016,498	184,266,206	23,648,448
Diluted:
Diluted earnings per common share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted-average common shares outstanding	2,106,065,006	25,016,498	2,094,976,002	23,648,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

Cash Flows from Operating Activities:
Net income (loss)	$72,116	$(113,004)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	66,031	64,953
Debt discount amortization	25,791	25,818
Gain on settlement of debt	(212,194)	-
Gain on derivative liability fair value adjustment	(32,020)	(5,480)
Changes in operating assets and liabilities:
Accounts receivable	4,805	(17,949)
Inventory	6,887	(13,507)
Prepaid expenses	-	6,968
Other assets	(18,527)	(399)
Accounts payable and accrued expenses	80,437	6,584
Due to related parties	12,193	69,673
Deferred rent	(2,617)	78,182
Deferred revenue	(10,250)	(4,018)
Net cash provided by (used in) operating activities	(7,348)	97,821

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(19,473)	(4,508)
Net cash used in investing activities	(19,473)	(4,508)

Cash Flows from Financing Activities:
Payments made on notes payable	(26,899)	(38,808)
Payments made on related party notes payable	(38,395)	(74,191)
Payments made on capital lease obligations	(8,799)	(7,433)
Proceeds from issuance of notes payable	12,021	38,160
Proceeds from issuance of related party notes payable	-	37,400
Proceeds from issuance of convertible series B preferred stock	75,000	-
Net cash provided by (used in) financing activities	12,928	(44,872)

Increase (decrease) in cash	(13,893)	48,441

Cash at beginning of period	105,984	105,984

Cash at end of period	$92,091	$154,425

Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,120	$23,324
Non-cash investing and financing activities:
Conversion of debt	$-	$24,675
Equipment purchased under capital lease	$-	$6,042
Conversion of series B preferred shares to common stock	$2,850	$539
Issuance of series B preferred shares for settlement of related party debt	$-	$160,000

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2014 (Unaudited)

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green.

Use of Estimates in the Preparation of the Financial Statements

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2014 and December 31, 2013, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014 (Unaudited)

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

For the three month periods ended June 30, 2014 and 2013, Green recorded depreciation expense of $33,105 and $32,386, respectively.  For the six month periods ended June 30, 2014 and 2013, Green recorded depreciation expense of $66,031 and $64,953, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the three and six month periods ended June 30, 2014 and 2013.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended June 30, 2014 and 2013, advertising costs amounted to $26,117 and $19,280, respectively. For the six month period ended June 30, 2014 and 2013, advertising costs amounted to $45,589 and $32,682, respectively.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014 (Unaudited)

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns.  As of June 30, 2014 and December 31, 2013, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For three and six months ended June 30, 2014, diluted earnings per common share amounted to $.0000899 and $.0000344. For the three and six months ended June 30, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 1,910,709,796 such potentially dilutive shares excluded as of June 30, 2013.

The following table shows the calculation of diluted common shares as of June 30, 2014:

Diluted Shares
Potential shares issued due to conversion of Series B Preferred Stock	556,471,020
Potential shares issued due to conversion of convertible debt	354,238,776
Potential shares issued due to conversion of Supervoting shares	1,000,000,000
Total potentially dilutive shares	1,910,709,796
Common shares outstanding	195,414,505
Total diluted shares	2,106,124,301

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the June 30, 2014 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014 (Unaudited)

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of June 30, 2014 and December 31, 2013, inventory amounted to $137,430 and $144,317, respectively.

Note 4 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(23,079)	$-	$(23,079)	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(55,099)	$-	$(55,099)	$-

Note 5 – Derivative Liability

As of June 30, 2014, the Company had a $23,079 derivative liability balance on the balance sheet, and for the six months ended June 30, 2014, the Company recorded a $32,020 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On June 30, 2014, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $23,079 and recorded a $32,020 gain from change in fair value of derivative for the six month period ended June 30, 2014. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) risk-free interest rate of 0.04%, (4) expected life of .13 years, and (5) estimated fair value of Green’s common stock of $0.002 per share.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014 (Unaudited)

Note 6 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of June 30, 2014 and December 31, 2013, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts as of June 30, 2013 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,251,986
Debt discount	(48,002)	(54,263)
Convertible debenture, net of debt discount	$2,165,589	$2,197,723

Convertible Debenture - Unrelated Party
Principal amount	$-	$500,000
Debt discount	-	(10,852)
Convertible debenture, net of debt discount	$-	$489,148

Convertible Debenture - Totals
Principal amount	$2,213,591	$2,751,986
Debt discount	(48,002)	(65,115)
Convertible debenture, net of debt discount	$2,165,589	$2,686,871

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Principal balance	$2,213,591	$2,251,986
Accrued interest	44,151	-
Total	$2,257,742	$2,251,986

As of June 30, 2014, amounts due to related parties are $121,566, which consists of $44,151 of accrued interest from the convertible debenture as shown in the table above, $1,722 of accrued interest for the note payable to Nexia, $75,147 owed to three subsidiaries of Nexia, $546 of accrued interest owed to Richard Surber.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014 (Unaudited)

Note 7 – Cancellation of Convertible Note Payable

On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with a convertible promissory note. The note had accrued interest of $34,200 as of June 2, 2014 for a total of principal and accrued interest of $205,200. Green has been advised by counsel that it is no longer obligated to pay the liability as a result of the passage of time pursuant to the statute of limitations. Therefore, Green recognized a $205,200 gain from the cancellation of the debt on June 2, 2014.

Note 8 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of June 30, 2014, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

During the six month period ended June 30, 2014, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of June 30, 2014 and December 31, 2013, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

During the six month period ended June 30, 2014, the Board of Directors approved the conversions of 33,672 shares of Convertible Series B Preferred Stock in to 28,842,370 shares of Common Stock of the Company. The shares were converted at prices ranging from $0.00340 to $0.00646 per share based on the conversion provisions for the Series B Preferred Stock designation.

During the six month period ended June 30, 2014, the Board of Directors approved the sale of 43,333 shares  of Convertible Series B Preferred Stock to three investors for $75,000.

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

As of June 30, 2014 and December 31, 2013, Green had 760,488 and 561,704 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

As of June 30, 2014 and December 31, 2013, Green had 195,414,505 and 166,572,135 shares of common stock issued and outstanding, respectively.

Index

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2014 (Unaudited)

Note 9 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the six months ended June 30, 2014 and 2013 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Note 10 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the six months ended June 30, 2014, Green had negative working capital of $669,090 and net income of $72,116, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 11 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2013 and Form 10-Q for the quarter ended June 30, 2013. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Index

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013.

For the three and six months ended June 30, 2014 and June 30, 2014, we operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended June 30, 2014 and 2013, we had net sales of $846,409 and $914,484, respectively. For the six month periods ended June 30, 2014 and 2013, we had net sales of $1,683,874 and $1,768,797, respectively.

Three months ended June 30, 2014 and 2013

The following table shows the change in service revenue by salon for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$431,617	$490,748	$(59,131)	-12.0%
Marmalade	197,062	195,523	1,539	0.8%
City Creek	180	1,210	(1,030)	-85.1%
Total Service Revenue	$628,859	$687,481	$(58,622)	-8.5%

As can be seen from the above table for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, there was an over all 8.5% decline in service revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

The following table shows the change in product revenue by salon for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$118,758	$125,992	$(7,234)	-5.7%
Marmalade	50,277	52,682	(2,405)	-4.6%
City Creek	48,515	48,329	186	0.4%
Total Product Revenue	$217,550	$227,003	$(9,453)	-4.2%

As can be seen from the above table for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, there was an over-all 4.2% decline in product revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

Six months ended June 30, 2014 and 2013

The following table shows the change in service revenue by salon for the six month periods ended June 30, 2014 and 2013:

Index

	Six Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$869,208	$934,526	$(65,318)	-7.0%
Marmalade	375,783	371,593	4,190	1.1%
City Creek	435	2,844	(2,409)	-84.7%
Total Service Revenue	$1,245,426	$1,308,963	$(63,537)	-4.9%

As can be seen from the above table for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, there was an over all 4.9% decline in service revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

The following table shows the change in product revenue by salon for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$241,933	$259,977	$(18,044)	-6.9%
Marmalade	99,757	105,519	(5,762)	-5.5%
City Creek	96,758	94,338	2,420	2.6%
Total Product Revenue	$438,448	$459,834	$(21,386)	-4.7%

As can be seen from the above table for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, there was an over all 4.7% decline in product revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

Costs of Revenue

Three months ended June 30, 2014 and 2013

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	June 30,
	2014	2013
Services	54.5%	58.3%
Product	62.8%	46.2%

The above table shows the cost of services revenue being 3.7% less for the three month period ended June 30, 2014 as compared to the three month period ended June 30, 2013.  This decrease in service cost is primarily due to decreased professional products used for services. The 16.7% increase in product costs for the same comparable period is primarily due to shrinkage adjustments in inventory and a decrease in the Aveda rebate during the three month period ended June 30, 2014 as compared to the comparable period ended June 30, 2013, respectively.

Six months ended June 30, 2014 and 2013

The following table shows cost of revenue by type as a percentage of related revenue for the six month periods ended June 30, 2014 and 2013:

Index

	Six Months Ended
	June 30,	June 30,
	2014	2013
Services	57.3%	57.4%
Product	60.6%	52.6%

The above table shows the cost of services revenue being 0.1% less for the six month period ended June 30, 2014 as compared to the three month period ended June 30, 2013.  This minor decrease in service cost is primary due to better efficiencies product used for services. The 7.9% decrease in product costs for the same comparable period is primarily due to shrinkage adjustments in inventory and a decrease in the Aveda rebate during the six month period ended June 30, 2014 as compared to the comparable period ended June 30, 2013, respectively.

Operating Expenses

Three months ended June 30, 2014 and 2013

The following table shows general and administrative expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change
Salaries and wages	$106,944	$106,054	$890
Rent	52,905	56,682	(3,777)
Advertising	26,117	19,280	6,837
Credit card merchant fees	5,988	21,959	(15,971)
Insurance	15,794	27,506	(11,712)
Utilities and telephone	14,585	13,046	1,539
Professional services	51,057	44,033	7,024
Repairs and maintenance	7,892	4,605	3,287
Dues and subscriptions	6,106	5,904	202
Office expense	13,598	9,671	3,927
Travel	884	2,864	(1,980)
Investor relations and company promotion	975	9,375	(8,400)
Other	10,581	10,768	(187)
Total general and administrative expenses	$313,426	$331,747	$(18,321)

The above table shows a $18,321 decrease in general and administrative expenses. This is primarily due to decreases in expenses for credit card merchant fees, insurance, and investor relations / company promotion for the comparable period.

Depreciation expense for the three months ended June 30, 2014, was $33,105 as compared to $32,386 for the comparable three months ended June 30, 2013. This minor $719 increase is primarily due to a slight increase depreciable assets for the three months ended June 30, 2014 as compared to the three month period ended June 30, 2013.

Index

Six months ended June 30, 2014 and 2013

The following table shows general and administrative expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,	June 30,
	2014	2013	Change
Salaries and wages	$219,324	$216,760	$2,564
Rent	105,643	115,396	(9,753)
Advertising	45,589	32,682	12,907
Credit card merchant fees	21,025	38,893	(17,868)
Insurance	31,023	41,557	(10,534)
Utilities and telephone	29,734	28,366	1,368
Professional services	129,666	116,204	13,462
Repairs and maintenance	17,802	12,691	5,111
Dues and subscriptions	12,740	11,277	1,463
Office expense	22,808	20,325	2,483
Travel	4,798	6,961	(2,163)
Investor relations and company promotion	9,240	9,869	(629)
Other	19,296	17,580	1,716
Total General and administrative expenses	$668,688	$668,561	$127

The $127 increase in general and administrative expenses over the comparable period is primarily due various changes in expenses that net to an insignificant amount.

Depreciation expense for the six months ended June 30, 2014, increased to $66,031 from $64,953 for the six months ended June 30, 2014.  This minor $1,078 increase is primarily due to a slight increase depreciable assets for the six months ended June 30, 2014 as compared to the six month period ended June 30, 2013.

Other Income (Expense)

Three months ended June 30, 2014 and 2013

Other income (expense) for the six months ended June 30, 2014, was $101,769 as compared to expense of ($154,831) for the comparable six months ended June 30, 2013, an increase of $256,600. This increase over the comparable quarterly period is primarily due to a $212,194 gain on settlement of debt.

Liquidity and Capital Resources

Cash and Investments in marketable securities

Cash and Investments in marketable securities

As of June 30, 2014 and December 31, 2013, our principal source of liquidity was cash that consisted of $92,091 and $105,984, respectively. Our primary sources of cash are from customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash were for payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $669,090 as of June 30, 2014 compared to a deficit of $949,814 as of December 31, 2013. Our current assets were $241,250, which consisted of $92,091 in cash, $11,729 in accounts receivable, and $137,430 in inventory. Our total assets were $737,081, which included the $241,250 of current assets discussed above, $413,945 in property and equipment (net), and $81,886 in other assets. Our current liabilities were $910,340, including $370,088 in accounts payable and accrued expenses, $53,580 in deferred revenue, $110,883 in deferred rent, $121,566 in amounts due to related parties, $23,079 in a derivative liability, $71,195 in the current portion of notes and capital leases payable, $52,250 in the current portion of amounts due to related parties, and $107,699 in convertible notes payable, net. Our long-term liabilities were $2,237,595. Our total stockholders’ deficit at June 30, 2014 was $2,410,854.

Index

Working capital increased by $279,724 as of June 30, 2014, as compared to December 31, 2013 primarily due to a $205,200 decrease of convertible debt in addition to the other various changes in current assets and current liabilities that net to the overall change in working capital for the six month period.

Cash Flows from Operating Activities

Cash flows from operating activities for the six months ended June 30, 2014 include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash used by operating activities for the six months ended June 30, 2014 was $7,348 as compared to $97,821 provided  by operating activities for the six months ended June 30, 2013. For the six months ended June 30, 2014, net loss decreased by $185,120. For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 significant changes include: $26,540 in the gain on derivative liability fair value adjustment, $57,480 in the amounts due to related parties, and $80,799 in the change of deferred rent.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next twelve months.

Cash Flows from Investing Activities

Cash flow used in investing activities for the six months ended June 30, 2014 was $19,473 as compared to $4,508 for the six months ended June 30, 2013, a $14,965 difference due to the increased amount of salon equipment purchased during the six month period ended June 30, 2013.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the six months ended June 30, 2014 was $12,928 as compared to $(44,872) used by financing activities for the six months ended June 30, 2013, for a difference of $57,800. The primary reason for this difference is that the Company received $75,000 from the issuance of convertible series B preferred stock during the six months ended June 30, 2014 and the corresponding amount was $0 for the six month period ending June 30, 2013.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $669,090 as of June 30, 2014. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Index

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.

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

Based on evaluation as of June 30, 2014, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Index

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Potential Causes of Action:  Management has reported that they intend to file suit against Southridge Partners II, LP, the current holders of a Promissory Note in the amount of $75,000 dated August 15, 2012 for fraud in the inducement related to the creation of the note and the failure of Southridge to have provided any valuable consideration in exchange for the note.  Suit would seek to have the note declared invalid and unenforceable as between the parties.  Southridge has indicated that it intends to file suit to compel the company to convert 4,205 shares of its Series B preferred stock into common stock (with a value of $21,025.00) or the recovery of damages resulting from the refusal to convert.  As of the filing of this report neither side has filed the discussed causes of action.  The potential for settlement of the competing claims does not appear to be favorable at the current time.

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

As of August 19, 2014, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 96,493,181 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,096,493,181 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

Index

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
We believe that the economic downturn slightly affected our product and service sales results for the six month periods ended June 30, 2014 and 2013. When there is an economic downturn, customers tend to wait longer periods of time between visits. However, we continue to have sales increases subsequent to June 30, 2013. If economic conditions result in negative sales in future periods and we are unable to offset the impact with operational savings, our financial results may be further affected.

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

Index

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

Index

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

Index

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

On June 25, 2014, the Board of Directors approved the issuance of 10,000 shares of Convertible Preferred Series B Stock in exchange for $15,000 in cash.

On June 30, 2014, the Board of Directors approved the issuance of 13,333 shares of Convertible Preferred Series B Stock in exchange for $20,000 in cash.

Subsequent Events

None as of the date of filing.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Index

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	Agreement and General Release with Akron Associates, Inc. March 28, 2014	8-K			4/2/2014
10(ii)	Agreement and General Release with Desert Vista Capital, LLC, March 28, 2014	8-K			4/2/2014
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: August 19, 2014                  By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: August 19, 2014                  By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director