Form 10-Q
period 2014-09-30
Green Endeavors, Inc.
filed 2014-11-18
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

On November 18, 2014, 2014, 195,414,505 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash	$224,233	$105,984
Accounts receivable	13,383	16,534
Inventory	151,793	144,317
Prepaid expenses	26,400	-
Total current assets	415,809	266,835

Property, plant, and equipment, net	387,607	460,503
Other assets	94,368	63,359
Total Assets	$897,784	$790,697

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$372,047	$485,780
Deferred revenue	52,500	63,830
Deferred rent	107,907	113,500
Due to related parties	49,420	109,373
Derivative liability	22,952	55,099
Current portion of notes payable	173,622	225,191
Current portion of related party notes payable	52,250	45,488
Current portion of capital leases payable	20,814	18,367
Convertible notes payable, net of debt discount	110,000	99,021
Total current liabilities	961,512	1,215,649

Long-Term Liabilities:
Notes payable related party	-	6,762
Notes payable	162,748	59,670
Capital lease obligations	18,713	34,650
Convertible debentures related party, net of debt discount	2,168,720	2,197,723
Convertible debentures, net of debt discount	-	489,148
Total long-term liabilities	2,350,181	2,787,953
Total Liabilities	3,311,693	4,003,602

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 760,488 and 561,704 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	761	562
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 195,414,505 and 166,572,135 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	19,541	16,657
Additional paid-in capital	610,011	(116,841)
Accumulated deficit	(3,054,222)	(3,123,283)
Total stockholders’ deficit	(2,413,909)	(3,212,905)
Total Liabilities and Stockholders’ Deficit	$897,784	$790,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue:
Services, net of discounts	$538,341	$656,257	$1,783,767	$1,965,220
Product, net of discounts	206,515	221,205	644,963	681,039
Total revenue	744,856	877,462	2,428,730	2,646,259

Costs and expenses:
Cost of services	286,979	309,501	1,000,280	1,060,933
Cost of product	102,923	106,890	368,430	348,914
Depreciation	33,219	32,299	99,250	97,252
General and administrative	294,513	322,424	963,201	990,985
Total costs and expenses	717,634	771,114	2,431,161	2,498,084
Income (loss) from operations	27,222	106,348	(2,431)	148,175

Other income (expenses):
Interest income	216	205	633	614
Interest expense	(14,155)	(22,506)	(56,260)	(81,560)
Interest expense, related parties	(50,345)	(52,673)	(148,705)	(155,571)
Gain on derivative fair value adjustment	128	49,068	32,147	54,548
Gain on forgiveness of debt	33,535	-	33,535	-
Gain on settlement of debt	-	-	212,194	-
Other income (expense)	345	(4,899)	(2,052)	(3,667)
Total other income (expenses)	(30,276)	(30,805)	71,492	(185,636)
Net income (loss)	$(3,054)	$75,543	$69,061	$(37,461)

Net income (loss) per common share – basic and diluted
Basic:
Basic earnings per common share	$(0.00)	$0.00	$0.00	$(0.00)
Weighted-average common shares outstanding	195,414,505	98,950,836	188,036,954	49,025,077
Diluted:
Diluted earnings per common share	$(0.00)	$0.00	$0.00	$(0.00)
Weighted-average common shares outstanding	195,414,505	2,774,985,966	2,145,152,298	49,025,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities:
Net income (loss)	$69,061	$(37,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	99,250	97,252
Debt discount amortization	31,223	33,986
Gain on settlement of debt	(212,194)	-
Gain on forgiveness of debt	(33,535)	-
Gain on derivative liability fair value adjustment	(32,147)	(54,548)
Changes in operating assets and liabilities:
Accounts receivable	3,151	(28,604)
Inventory	(7,476)	4,613
Prepaid expenses	(26,400)	8,229
Other assets	(28,759)	(609)
Accounts payable and accrued expenses	115,929	(54,262)
Due to related parties	(59,953)	84,883
Deferred rent	(5,593)	77,773
Deferred revenue	(11,330)	(4,763)
Net cash provided by (used in) operating activities	(98,773)	126,489

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(28,603)	(17,192)
Net cash used in investing activities	(28,603)	(17,192)

Cash Flows from Financing Activities:
Payments made on notes payable	(58,311)	(66,468)
Payments made on related party notes payable	-	(7,190)
Payments made on related party convertible notes payable	(38,395)	(74,800)
Payments made on capital lease obligations	(13,490)	(11,393)
Proceeds from issuance of notes payable	280,821	38,160
Proceeds from issuance of related party notes payable	-	37,400
Proceeds from issuance of convertible series B preferred stock	75,000	50,000
Net cash provided by (used in) financing activities	245,625	(34,291)

Increase in cash	118,249	75,006

Cash at beginning of period	105,984	86,586

Cash at end of period	$224,233	$161,592

Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,157	$97,695
Non-cash investing and financing activities:
Conversion of debt	$-	$45,696
Equipment purchased under capital lease	$-	$6,042
Conversion of series B preferred shares to common stock	$2,850	$2,712
Conversion of related party debt to common stock	$-	$169,434
Common stock issued in conversion of debt	$945,615	$-
Issuance of series B preferred shares for settlement of related party debt	$-	$160,000

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2014 (Unaudited)

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

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc.  During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah.  Green has four classes of stock as follows: common with 10,000,000,000 shares authorized; preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible supervoting preferred with 10,000,000 shares authorized. Green is quoted on the Pink Sheets under the symbol GRNE.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2014.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2014 and December 31, 2013, Green had no cash equivalents.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

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

For the three month periods ended September 30, 2014 and 2013, Green recorded depreciation expense of $33,219 and $32,299, respectively.  For the nine month periods ended September 30, 2014 and 2013, Green recorded depreciation expense of $99,250 and $97,252, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the three and nine month periods ended September 30, 2014 and 2013.

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

Revenue Recognition

There are primarily two types of revenue for the Company: 1) providing hair salon services, and 2) selling hair salon products. Revenue is recognized at the time the service is performed or the product is delivered. All revenue sources are domestic. In some cases, such as the sale of gift cards, revenue is deferred until the gift card is redeemed.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended September 30, 2014 and 2013, advertising costs amounted to $33,765 and $16,094, respectively. For the nine month period ended September 30, 2014 and 2013, advertising costs amounted to $79,354 and $48,776, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Nexia, and therefore does not file an income tax return. Its financial amounts are consolidated into the Nexia income tax returns. As of September 30, 2014 and December 31, 2013, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For three months ended September 30, 2013 and for the nine months ended September 30, 2014, diluted earnings per common share amounted to $0.00 and $0.00 respectively. For the three months ended September 30, 2014 and for the nine months ended September 30, 2013, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 2,676,035,130 such potentially dilutive shares excluded as of September 30, 2013 and 1,957,115,344 such potentially dilutive shares excluded as of September 30, 2014.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the September 30, 2014 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons. Inventory is carried at the lower of cost or market. As of September 30, 2014 and December 31, 2013, inventory amounted to $151,793 and $144,317, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

Note 4 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(22,952)	$-	$(22,952)	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$(55,099)	$-	$(55,099)	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 5 - Derivative liability)

Note 5 – Derivative Liability

As of September 30, 2014, the Company has a $22,952 derivative liability balance on the balance sheet, and for the nine months ended September 30, 2014, the Company recorded a $32,147 gain from derivative liability fair value adjustment.  The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years), which became fully amortized during the third quarter ended September 30, 2014. On September 30, 2014, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $22,952 and recorded a $32,147 gain from change in fair value of derivative for the nine month period ended September 30, 2014. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154%, (3) risk-free interest rate of 0.02%, (4) expected life of .25 years, and (5) estimated fair value of Green’s common stock of $0.0018 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

Note 6 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of September 30, 2014 and December 31, 2013, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts as of September 30, 2013 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,251,986
Debt discount	(44,871)	(54,263)
Convertible debenture, net of debt discount	$2,168,720	$2,197,723

Convertible Debenture - Unrelated Party
Principal amount	$-	$500,000
Debt discount	-	(10,852)
Convertible debenture, net of debt discount	$-	$489,148

Convertible Debenture - Totals
Principal amount	$2,213,591	$2,751,986
Debt discount	(44,871)	(65,115)
Convertible debenture, net of debt discount	$2,168,720	$2,686,871

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Principal balance	$2,213,591	$2,251,986
Accrued interest	-	-
Total	$2,213,591	$2,251,986

As of September 30, 2014, amounts due to related parties are $49,420, which consists of $2,403 of accrued interest for the note payable to Nexia, $44,573 owed to two subsidiaries of Nexia, and $2,444 of accrued interest owed to Richard Surber.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

Note 7 – Addition of New Debt

During the nine month period ending September 30, 2014, the Company has entered into two new loan agreements in the total amount of $280,821.

A summary of the two new loans payable as of September 30, 2014 and December 31, 2013 is as follows:

	Interest	Maturity	September 30,	December 31,
Creditor	Rate	Date	2014	2013
Alliance Laundry Services LLC (1)	7.99%	3/3/2019	$11,192	$-
American Express Bank, FSB (2)	12%	8/3/2016	251,448	-
Total			262,640	-
Less: Current portion			(128,997)	-
Long-term portion			$133,643	$-

(1)
On March 3, 2014, Landis Salons, Inc. entered into a loan agreement with Alliance Laundry Services LLC in the amount of $12,021 for the financing of professional laundry equipment.  The note bears interest at 7.99% and calls for monthly 60 monthly payments of $243.68 commencing when the equipment is delivered for installment. In addition to corporate guarantees, Richard Surber, President, CEO, and Director of Landis is a personal guarantor and the note is secured by the equipment.   As of September 30, 2014, the loan balance was $11,192.  Payments made during the nine months ended September 30, 2014 amounted to $829.

(2)
On July 31, 2014, the Company entered into a loan agreement with American Express Bank, FSB in the amount of $240,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 23% of the American Express credit card sales receipts that are collected each month. The loan requires a prepaid interest charge that is 12% ($28,800) of the $240,000 loan amount. These financing costs are being amortized to interest expense during the two year term of the loan. The total amount due at the inception date is $268,800. As of September 30, 2014, the loan balance was $251,448.  Payments made during the nine months ended September 30, 2014 amounted to $17,352.

Note 8 – Cancellation of Convertible Note Payable

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

Note 9 – Stockholders’ Deficit

Preferred Stock
Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of September 30, 2014, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

During the nine month period ended September 30, 2014, there were no issuances or conversions of Convertible Supervoting Preferred shares.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

As of September 30, 2014 and December 31, 2013, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

During the nine month period ended September 30, 2014, the Board of Directors approved the conversions of 33,672 shares of Convertible Series B Preferred Stock in to 28,842,370 shares of Common Stock of the Company. The shares were converted at prices ranging from $0.00340 to $0.00646 per share based on the conversion provisions for the Series B Preferred Stock designation.

During the nine month period ended September 30, 2014, the Board of Directors approved the sale of 43,333 shares of Convertible Series B Preferred Stock to three investors for $75,000.

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

As of September 30, 2014 and December 31, 2013, Green had 760,488 and 561,704 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

As of September 30, 2014 and December 31, 2013, Green had 195,414,505 and 166,572,135 shares of Common Stock issued and outstanding, respectively.  This 28,842,370 increase of common shares is due to the conversion of 33,672 shares of Convertible Series B Preferred Stock into Common Stock during the nine month period ended September 30, 2014 as mentioned above.

Note 10 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the nine months ended September 30, 2014 and 2013 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Note 11 – Litigation

Southridge Partners II, LP, v. Green Endeavors, Inc.  This action was filed on or about August 13, 2014 in the State Courts of Connecticut and was subsequently removed to the United States District Court, District of Connecticut, Case No. 3:13-cv-01358 (SRU).  Suit was filed based upon the breach in the payment of promissory note in the face amount of $75,000 and the refusal by Green Endeavors to allow Southridge Partners to convert shares of preferred stock. Green Endeavors has filed a counterclaim and an answer denying the claims to damages alleged by Southridge and seeking to recover damages resulting from Southridge’s Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and Negligent Misrepresentation-Fraud in the Inducement.  Green Endeavors believes its damages exceed the claims asserted by Southridge.  Southridge has not yet responded to the Counterclaim and discovery in the matter has not yet been scheduled with the court and the parties.  Under the guidance of ASC 450, the Company believes the likelihood of a material loss is remote and therefore has not recorded a contingency for the potential event.  In addition, the $75,000 amount owed to Southridge is still on the balance sheet as a current liability and the conversion of the preferred stock to common stock would have a net effect of $0 to the Company's equity.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
September 30, 2014 (Unaudited)

Note 12 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the nine months ended September 30, 2014, Green had negative working capital of $545,703 and an accumulated deficit of $3,054,222, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 13 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2013 and Form 10-Q for the quarter ended September 30, 2013. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of September 30, 2014, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the newly developed City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three and Nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014 and September 30, 2014, we operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three and Nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014 and September 30, 2014, we operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended September 30, 2014 and 2013, we had net sales of $744,856 and $877,462, respectively. For the nine month periods ended September 30, 2014 and 2013, we had net sales of $2,428,730 and $2,646,259, respectively.

Three months ended September 30, 2014 and 2013

The following table shows the change in service revenue by salon for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$391,280	$479,710	$(88,430)	-18.4%
Marmalade	146,941	175,972	(29,031)	-16.5%
City Creek	120	575	(455)	-79.1%
Total Service Revenue	$538,341	$656,257	$(117,916)	-18.0%

As can be seen from the above table for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, there was an over- all 18.0% decline in service revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

The following table shows the change in product revenue by salon for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$115,333	$127,820	$(12,487)	-9.8%
Marmalade	42,667	48,389	(5,722)	-11.8%
City Creek	48,515	44,996	3,519	7.8%
Total Product Revenue	$206,515	$221,205	$(14,690)	-6.6%

As can be seen from the above table for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, there was an over-all 6.6% decline in product revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

Nine months ended September 30, 2014 and 2013

The following table shows the change in service revenue by salon for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$1,260,478	$1,414,236	$(153,758)	-10.9%
Marmalade	523,004	547,565	(24,561)	-4.5%
City Creek	285	3,419	(3,134)	-91.7%
Total Service Revenue	$1,783,767	$1,965,220	$(181,453)	-9.2%

As can be seen from the above table for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, there was an over-all 9.2% decline in service revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

The following table shows the change in product revenue by salon for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended		Increase (Decrease)
	September 30,	September 30,	Over Prior Period
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$353,473	$387,797	$(34,324)	-8.9%
Marmalade	142,177	153,908	(11,731)	-7.6%
City Creek	149,313	139,334	9,979	7.2%
Total Product Revenue	$644,963	$681,039	$(36,076)	-5.3%

As can be seen from the above table for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, there was an over -all 5.3% decline in product revenues. This drop in revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon as well as employee attrition and vacations.

Costs of Revenue

Three months ended September 30, 2014 and 2013

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,
	2014	2013
Services	53.3%	47.2%
Product	49.8%	48.3%

The above table shows the cost of services revenue being 6.1% more for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013. This increase in service cost is primarily due to increased personnel costs for the amount of service revenue that is realized as compared to the prior period. The 1.5% increase in product costs for the same comparable period is primarily due to shrinkage adjustments in inventory during the three month period ended September 30, 2014 as compared to the comparable period ended September 30, 2013, respectively.

Nine months ended September 30, 2014 and 2013

The following table shows cost of revenue by type as a percentage of related revenue for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Services	56.1%	54.0%
Product	57.1%	51.2%

The above table shows the cost of services revenue being 2.1% more for the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013. This increase in service cost is primarily due to increased personnel costs for the amount of service revenue that is realized as compared to the prior period. The 5.9% increase in product costs for the same comparable period is primarily due to shrinkage adjustments in inventory during the nine month period ended September 30, 2014 as compared to the comparable period ended September 30, 2013, respectively.

Operating Expenses

Three months ended September 30, 2014 and 2013

The following table shows general and administrative expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,
	2014	2013	Change
Salaries and wages	$105,430	$105,050	$380
Rent	49,654	50,055	(401)
Advertising	33,765	16,094	17,671
Credit card merchant fees	9,727	13,269	(3,542)
Insurance	10,394	14,646	(4,252)
Utilities and telephone	14,947	14,657	290
Professional services	33,800	57,720	(23,920)
Repairs and maintenance	6,361	8,915	(2,554)
Dues and subscriptions	6,752	5,612	1,140
Office expense	10,983	14,697	(3,714)
Travel	4,315	9,486	(5,171)
Investor relations and company promotion	490	1,565	(1,075)
Other	7,895	10,658	(2,763)
Total general and administrative expenses	$294,513	$322,424	$(27,911)

The above table shows a $27,911 decrease in general and administrative expenses. As the above table shows, this is due to minor decreases in expenses for several categories with the primary decrease in professional services, which is due to a decrease in administrative services from a subsidiary of Nexia.

Depreciation expense for the three months ended September 30, 2014, was $33,219 as compared to $32,299 for the comparable three months ended September 30, 2013. This minor $920 increase is primarily due to a slight increase depreciable assets for the three months ended September 30, 2014 as compared to the three month period ended September 30, 2013.

Nine months ended September 30, 2014 and 2013

The following table shows general and administrative expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,	September 30,	Change
	2014	2013
Salaries and wages	$324,754	$321,810	$2,944
Rent	155,297	165,451	(10,154)
Advertising	79,354	48,776	30,578
Credit card merchant fees	30,752	52,162	(21,410)
Insurance	41,417	56,203	(14,786)
Utilities and telephone	44,681	43,023	1,658
Professional services	163,466	173,924	(10,458)
Repairs and maintenance	24,163	21,606	2,557
Dues and subscriptions	19,492	16,889	2,603
Office expense	33,791	35,022	(1,231)
Travel	9,113	16,447	(7,334)
Investor relations and company promotion	9,730	11,434	(1,704)
Other	27,191	28,238	(1,047)
Total General and administrative expenses	$963,201	$990,985	$(27,784)

The $27,784 decrease in general and administrative expenses over the comparable period is primarily due to rent concessions and deferred rent decreases, a reduction in merchant fees that are a result of reduced sales, better insurance costs, and a reduction of professional services from a subsidiary of Nexia.

Depreciation expense for the nine months ended September 30, 2014, increased to $99,250 from $97,252 for the nine months ended September 30, 2013.  This minor $1,998 increase is primarily due to a slight increase depreciable assets for the nine months ended September 30, 2014 as compared to the nine month period ended September 30, 2013.

Other Income (Expense)

Three months ended September 30, 2014 and 2013

Other income (expense) for the three months ended September 30, 2014, was $(30,276) as compared to ($30,805) for the comparable three months ended September 30, 2013, a minor decrease of $529. This increase over the comparable quarterly period is primarily due to a $33,535 gain on forgiveness of debt as well as an $8,351 decrease of interest expense.

Nine months ended September 30, 2014 and 2013

Other income (expense) for the nine months ended September 30, 2014, was $71,492 as compared to expense of $(185,636) for the comparable nine months ended September 30, 2013, an increase of $257,128. This increase over the comparable quarterly period is primarily due to a $212,194 gain on settlement of debt, a $33,535 gain on forgiveness of debt, and a $25,300 reduction of interest expense.

Liquidity and Capital Resources

Cash and Investments in Marketable Securities

As of September 30, 2014 and December 31, 2013, our principal source of liquidity was cash that consisted of $224,233 and $105,984, respectively. Our primary sources of cash are from customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash were for payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

Working capital increased by $403,111 as of September 30, 2014, as compared to December 31, 2013.  This increase is primarily due to a $205,200 decrease of convertible debt in addition to the other various changes in current assets and current liabilities that net to the overall change in working capital for the nine month period.

We had a working capital deficit of $545,703 as of September 30, 2014 compared to a deficit of $949,814 as of December 31, 2013. Our current assets were $415,809, which consisted of $224,233 in cash, $13,383 in accounts receivable, $151,793 in inventory, and $26,400 in prepaid expenses. Our total assets were $897,784, which included $415,809 of current assets discussed above, $387,607 of property and equipment (net), and $94,368 in other assets. Our current liabilities were $961,512, including $372,047 in accounts payable and accrued expenses, $52,500 in deferred revenue, $107,907 in deferred rent, $49,420 in amounts due to related parties, $22,952 in a derivative liability, $194,436 in the current portion of notes and capital leases payable, $52,250 in the current portion of amounts due to related parties, and $110,000 in convertible notes payable, net. Our long-term liabilities were $2,350,181. Our total stockholders’ deficit at September 30, 2014 was $2,413,909.

Cash Flows from Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2014 include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash used in operating activities for the nine months ended September 30, 2014 was $98,773 as compared to $126,489 provided by operating activities for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, there was a $212,194 gain on settlement of debt, which made up most of the difference between the two periods.

We expect that our cash provided by operating activities will decrease over the next twelve months as we purchase inventory and increase operating expenses as a result of opening one additional salon during the next twelve months.

Cash Flows from Investing Activities

Cash flow used in investing activities for the nine months ended September 30, 2014 was $28,603 as compared to $17,192 used the nine months ended September 30, 2013, an $11,411 difference due to the increased amount of salon equipment purchased during the nine month period ended September 30, 2014.

We expect to continue our investing activities, including purchasing both property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the nine months ended September 30, 2014 was $245,625 as compared to $34,291 used in financing activities for the nine months ended September 30, 2013, for a difference of $279,916. The primary reason for this difference is that the Company had $280,821 from the proceeds of two loans and $75,000 from the proceeds from issuance of Convertible Series B Preferred Stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $545,703 as of September 30, 2014. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.

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

Based on evaluation as of September 30, 2014, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Southridge Partners II, LP, v. Green Endeavors, Inc.  This action was filed on or about August 13, 2014 in the State Courts of Connecticut and was subsequently removed to the United States District Court, District of Connecticut, Case No. 3:13-cv-01358 (SRU).  Suit was filed based upon the breach in the payment of promissory note in the face amount of $75,000 and the refusal by Green Endeavors to allow Southridge Partners to convert shares of preferred stock. Green Endeavors has filed a counterclaim and an answer denying the claims to damages alleged by Southridge and seeking to recover damages resulting from Southridge’s Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and Negligent Misrepresentation-Fraud in the Inducement.  Green Endeavors believes its damages exceed the claims asserted by Southridge.  Southridge has not yet responded to the Counterclaim and discovery in the matter has not yet been scheduled with the court and the parties.  Under the guidance of ASC 450, the Company believes the likelihood of a material loss is remote and therefore has not recorded a contingency for the potential event.  In addition, the $75,000 amount owed to Southridge is still on the balance sheet as a current liability and the conversion of the preferred stock to common stock would have a net effect of $0 to the Company's equity.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

GREEN ENDEAVORS, INC.
(Registrant)

DATE: November 18, 2014         By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: November 18, 2014         By: /s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director