Form 10-K
period 2014-12-31
Green Endeavors, Inc.
filed 2015-04-07
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2014 was $652,453.

On April 7, 2015, approximately 246,568,747 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Year Ended December 31, 2014

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

A third location opened in August of 2012, and operates as an Aveda™ Experience Center in City Creek Center, a high end shopping mall, located the central business district of Salt lake City, Utah.  Aveda Experience Centers operate as retail outlets of Aveda™ branded products, including the full lines of hair care products, makeup, and skin care. The Experience Center also serves as a resource where potential clients can be referred to and make appointments for services at the two Landis Lifestyle Salons.

Salon operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy, which educates and prepares future staff about the culture, services, and products provided by the salon. The design of the salons is intended to look modern and feel comfortable, appealing to both genders, and all age groups.

Additional information on Landis can be found on its website at www.landissalon.com
Additional information on Green can be found on its website at www.green-endeavors.com

Products and Services

The salons offer high quality hair care and other salon services such as makeup, skin care and nail care. The salons incorporate the use of the Aveda line of products in all the services performed and exclusively offer Aveda retail product for sale. The Aveda brand, owned by Estee Lauder Companies, Inc., manufactures professional plant-based hair care, skin care, makeup, Pure-Fume™, and other lifestyle products. The products used during services and which are available for purchase, include the following for both men and women:

•	Hair care - hair color and styling products, shampoos, conditioners and finishing sprays.
•	Makeup - lipsticks, lip glosses, mascaras, foundations, eye shadows, nail polishes, nail polish removers, and powders.
•	Skincare - moisturizers, creams, lotions, cleansers and sunscreens.
•	Fragrance - oils, candles, and a variety of fragrance products used on hair, the body, and in the home.

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

Employees

As of December 31, 2014, Landis employed 75 individuals, with approximately 70 providing salon and support services and 5 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.

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

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $500,000. This primarily consists of the costs associated with our financial statement reporting obligations and costs associated with future expansion plans in 2015. At this time, we are still in the process of identifying additional salon locations within the Salt Lake Valley. The funding for our operations will primarily come from private investors purchasing our stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

The voting control held by Nexia Holdings Inc. creates an anti-takeover or change of control limitation. Nexia currently holds voting control of the Company through its ownership of Supervoting preferred stock.

As of April 7, 2015, the 10,000,000 shares of Supervoting Preferred Stock (100 votes for each share) held by Nexia combined with the 96,493,181 shares of common stock provide Nexia with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,096,493,181 shares of common stock. This effectively gives Nexia a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by Nexia thus have a strong anti-takeover effect. The interests of Nexia may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

The nature of our business involves processing, transmission and storage of personal information about our customers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations.  Our internal reviews of our procedures help to ensure that our efforts to protect this information are working and will protect this personal information from disclosure.

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

Our Landis Experience Center location is in the City Creek Center shopping mall located in downtown Salt Lake City, Utah.  This 430 square foot store will focus on the sale of products only, no salon services will be provided.  The lease is for a period of seven years ending on July 31, 2019.

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

During the fourth quarter of 2014 no matters were brought to a vote of security holders.

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

As of April 7, 2015, we had approximately 3,500 registered stockholders and approximately four beneficial owners of our common stock.

The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2014:

	High	Low
2013
First Quarter	$0.0200	$0.0200
Second Quarter	$0.0650	$0.0050
Third Quarter	$0.0120	$0.0030
Fourth Quarter	$0.0100	$0.0026

2014
First Quarter	$0.0130	$0.0048
Second Quarter	$0.0099	$0.0052
Third Quarter	$0.0080	$0.0050
Fourth Quarter	$0.0079	$0.0025

2015
First Quarter	$0.0079	$0.0025

Unregistered Sales of Equity Securities

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

On March 11, 2014, the Board of Directors approved the issuance of 20,000 shares of Convertible Preferred Series B Stock in exchange for $30,000 in cash.

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

Subsequent Events

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 80,000,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $0.0045 to $0.006 per share for an aggregate of 36,000,000 shares.  Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000.  The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B Preferred Stock held by an investor into 4,924,242 shares of Common Stock. The shares were converted at $0.00396 per share based on the conversion provisions for the Series B Preferred Stock designation.

On January 26, 2015, pursuant to a Securities Purchase Agreement, Green issued a $64,000 Convertible Promissory Note (the "Note") to KBM Worldwide, Inc. (“KBM”) that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be converted into Green’s common shares, at the holder’s option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion, subject to a limitation that KBM and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

On February 3, 2015, Landis Salons II, Inc. entered into a loan agreement with American Express Bank, FSB in the amount of $74,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 30% of the American Express credit card sales receipts that are collected each month. The loan requires a prepaid interest charge that is 12% ($8,880) of the $74,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $82,880.

On March 24, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Richard Surber, President, CEO and Director of Green, in the principal amount of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of March 12, 2018, and requires monthly payments of $806. The Company shall be credited for satisfaction of the note for any payment that it makes of a loan that Mr. Surber is obligated to pay to Upstart Network, Inc., the reported source of the funds loan to the Company by Mr. Surber.

On March 25, 2015, pursuant to a Securities Purchase Agreement, Green issued a $34,000 Convertible Promissory Note (the "Note") to LG Capital Funding, LLC (“LGCF") that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be converted into Green’s common shares, at the holder’s option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the trading day of the conversion notice date, subject to a limitation that LGCF and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

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

As of December 31, 2014, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened August 16, 2012, and operates as an Aveda Experience Center ("LEC") in the City Creek Center shopping mall in downtown Salt lake City, Utah.

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

Accounting Assumptions, Judgments, and Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments, and estimates and make changes accordingly. Historically, our assumptions, judgments, and estimates relative to our critical accounting estimates have not differed materially from actual results.

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the years ended December 31, 2014 and 2013.

For the year ended December 31, 2014 and 2013, we operated three wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2014 and 2013, we had net sales of $3,194,052 and $3,566,027, respectively. Our net sales decreased by $371,975 or 10.4% for the year ended December 31, 2014.

The following table shows the change in service revenue by salon for the years ended December 31, 2014 and 2013:

	Years Ended		Increase (Decrease)
	December 31,	December 31,	Over Prior Fiscal Year
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$1,651,212	$1,899,025	$(247,813)	-13.0%
Marmalade	650,734	725,231	(74,497)	-10.3%
City Creek	1,325	3,864	(2,539)	-65.7%
Total Service Revenue	$2,303,271	$2,628,120	$(324,849)	-12.4%

As can be seen from the above table for year ended December 31, 2014 as compared to the year ended December 31, 2013, there was an over-all 12.4% decline in service revenues. This drop in service revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists and additionally by employee attrition, sickness, and vacation. The larger individual percentage drop in the City Creek location services for this comparison is not a significant dollar amount of service sales reduction primarily because it is substantially a product sales store and therefore not expected to produce service revenues due to restrictions imposed by the City Creek Center management.

The following table shows the change in product revenue by salon for the years ended December 31, 2014 and 2013:

	Years Ended		Increase (Decrease)
	December 31,	December 31,	Over Prior Fiscal Year
Salon	2014	2013	Dollar	Percentage
Liberty Heights	$486,873	$532,953	$(46,080)	-8.6%
Marmalade	192,951	206,076	(13,125)	-6.4%
City Creek	210,957	198,878	12,079	6.1%
Total Product Revenue	$890,781	$937,907	$(47,126)	-5.0%

As can be seen from the above table for the year ended December 31, 2014 as compared to the year ended December 31, 2013, there was an over-all 5% decline in product revenues. This drop in product revenue is almost all due to companywide changes in staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists and additionally by employee attrition, sickness, and vacation. The over-all drop in service revenues by nature will produce a reduction in product revenues, although the percentage of over-all decline in product revenues is not as much as the over-all percentage drop in service revenues.  The percentage increase in product revenues for our City Creek location is expected as it continues to grow another year since its August, 2012 inception.

Cost of Revenue

The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,	December 31,
Revenue Type	2014	2013
Services	58.0%	56.4%
Product	57.6%	53.6%

The above table shows the cost of services revenue being 1.7% more for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase in service cost is primarily due to increased personnel costs for the amount of service revenue that is realized as compared to the prior period. The 4.0% increase in product costs for the same comparable period is primarily due to shrinkage adjustments in inventory during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Operating Expenses

We had a net loss of $79,037 for the year ended December 31, 2014 as compared to net income of $51,136 for the year ended December 31, 2013 - a $130,173 change. The most significant contributor to this this difference is the combined, $371,975 decline in services and products revenues during 2014, which was mostly offset by $212,194 gain from settlement of debt and a $51,626 reduction in the general and administrative expenses.

General and administrative

The following table shows General and Administrative expense for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,	December 31,
	2014	2013	Change
Salaries and wages	$437,007	$443,062	$(6,055)
Rent	203,480	216,789	(13,309)
Advertising	113,124	92,628	20,496
Credit card merchant fees	37,936	50,317	(12,381)
Insurance	56,136	63,916	(7,780)
Utilities and telephone	57,115	57,821	(706)
Professional services	187,549	218,741	(31,192)
Repairs and maintenance	35,290	26,302	8,988
Dues and subscriptions	26,336	24,253	2,083
Office expense	48,621	43,036	5,585
Travel	11,457	21,455	(9,998)
Investor relations and company promotion	9,985	13,954	(3,969)
Other	34,369	37,757	(3,388)
Total General and administrative expenses	$1,258,405	$1,310,031	$(51,626)

The significant contributors to the $51,626 decrease in general and administrative expenses over the comparable period is primarily due to a $31,192 decrease in professional services, a $13,309 decrease in rent, and a $12,381 decrease in credit card merchant fees.

The decrease in professional services was primarily due to the normalization of annual audit and quarterly review services provided by our independent registered public accounting firm. The decrease in rent is due from a reduction of rent charged by two of our landlords. The reduction of credit card merchant fees is expected due to the reduction of services and products revenues. The company had a $20,496 increase in advertising and marketing expenses.

Depreciation expense for the year ended December 31, 2014 increased to $133,044 from $129,458 for the year ended December 31, 2013. The minor $3,586 increase is from minor increases of equipment in 2014.

	Years Ended
	December 31,	December 31,
Other Income (Expenses), net	2014	2013	Change
Interest income	$852	$824	$28
Interest expense	(71,104)	(103,035)	31,931
Interest expense, related parties	(198,413)	(206,692)	8,279
Gain (loss) on derivative fair value adjustment	23,675	155,914	(132,239)
Gain on forgiveness of debt	-	65,600	(65,600)
Gain on settlement debt	212,194	-	212,194
Other income (expense)	1,278	(3,542)	4,820
Total Other income (expenses), net	$(31,518)	$(90,931)	$59,413

Other income (expenses), net, went from $(90,931) for the year ended December 31, 2013 to $(31,518) for the year ended December 31, 2014 - a change of $59,413. This change is primarily due to a $212,194 change from a gain on settlement of debt of two non-related parties, which was partially offset by a $132,239 reduction in the amount of gain on derivative fair value adjustment.  The Company has also reduced its interest expense by $40,210 primarily due to the reduction of interest bearing debt. $31,931 of this reduction was non-related party interest expense and $8,279 was related parties.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of December 31, 2014, our principal source of liquidity consisted of $100,628 of cash, as compared to $105,984 as of December 31, 2013. Our primary sources of cash during the year ended December 31, 2014 were customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash in the year ended December 31, 2014 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

We had a working capital deficit of $656,157 as of December 31, 2014. Our current assets were $320,610, which consisted of $100,628 in cash, a $28,660 certificate of deposit, $15,764 in accounts receivable, $152,758 in inventory, and $22,800 in prepaid expenses. Our total assets were $747,237, which included $402,152 in property and equipment (net), and $24,475 in other assets. Our current liabilities were $976,767 consisting of $336,569 in accounts payable and accrued expenses, $62,755 in deferred revenue, $103,174 in deferred rent, $77,132 due to related parties, a derivative liability of $31,424, and $365,713 in the current portion of notes payable and capital leases. Our long-term liabilities were $2,298,942. Our total stockholders’ deficit as of December 31, 2014, was $2,528,472.

Working capital improved by $292,657 for the period from December 31, 2013 to December 31, 2014 primarily due to the reduction of current portions of debt and other various changes in current assets and current liabilities that net to the overall change in working capital from 2013 to 2014.

Cash Flows from Operating Activities

Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash (used in) provided by operating activities for the year ended December 31, 2014 and 2013 was $(142,005) and $188,435, respectively - a $330,440 difference. This difference is offset by several items including a $212,194 gain on settlement of debt, which made up most of the difference in addition to the $96,638 difference in net income.

Cash Flows from Investing Activities

Cash flow used in investing activities for the years ended December 31, 2014 and 2013 was $63,634 and $22,644, respectively.  The increase in cash flow used in investing activities is primarily due to the 2013 to 2014 increase in the purchase of equipment and leasehold improvements.

We expect to continue our investing activities, including purchasing property and equipment and making both short and long-term equity investments.

Cash Flows from Financing Activities

Cash flow provided by (used in) financing activities for the years ended December 31, 2014 and 2013 was $200,283 and $(146,393), respectively.  For the year ended December 31, 2014, the Company paid $98,722 on notes payable, $38,395 on related party debt, and $18,371 on capital leases. For the same period, the Company received $280,821 from the issuance of notes payable and $75,000 from the issuance of convertible series B preferred stock.

For the year ended December 31, 2013, the Company paid $88,463 of notes payable, $50,000 on convertible notes payable, $117,964 on related party debt, and $15,526 on capital lease obligations.  For the same period, the Company received $38,160 from the issuance of notes payable, $37,400 from the issuance of related party notes payable, and $50,000 from the issuance of series B convertible preferred stock.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources

8% Series A Senior Subordinated Convertible Redeemable Debentures

On April 30, 2008, we entered into a stock transfer agreement with our parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. The debenture holder has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.  In February of 2011, DHI transferred the Debenture to Nexia in exchange for the release of debt obligations owed to Nexia by DHI and Nexia is the current holder of the Debenture. As of December 31, 2014, the total obligation on the Debenture is $2,213,591.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

New Accounting Standards

We are not aware of any new accounting standards for which are applicable to the Company during the years ended December 31, 2014 and 2013.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.

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

Based on evaluation as of December 31, 2014, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective. We base this analysis on the simple fact that due to the size of the Company there may not be, from time to time, sufficient attention given to the five components of effective internal control over financial reporting as issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The five components are: the control environment, risk assessment, control activities, information and communication, and monitoring activities. We are a small entity that does not have sufficient segregation of duties and we also may not have from time to time sufficient personnel to ensure timely and accurate financial reporting. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Green as of December 31, 2014:

Name	Age	Positions and Offices
Richard D. Surber	42	President, CEO and Director
Logan C. Fast	28	Vice President and Director
Scott C. Coffman	53	CFO and Director

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

Logan C. Fast - Mr. Fast was appointed to these offices as of August 28, 2008. He is currently working as a grand salon stylist and as an instructor at the Landis Salon locations. Mr. Fast is an Aveda color and cutting "purfessional" within the Aveda network and frequently instructs stylist around the world on Aveda cutting and color techniques. Mr. Fast does not hold any position as officer or director of any other publicly held company.

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

Item 11. Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two years ended December 31, 2014 and 2013:

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Total ($)
Richard D. Surber - President, CEO, CFO, and Director (1)	2014	$97,500	$-	$-	$97,500
	2013	$93,750	$-	$-	$93,750

Logan C. Fast - Vice President, Director (1)(2)	2014	$84,326	$-	$-	$84,326
	2013	$71,879	$-	$-	$71,879

Scott C. Coffman - CFO and Director (1)(3)	2014	$-	$-	$-	$-
	2013	$-	$-	$80,000	$80,000

(1)           Compensation for services not related to positions as director.
(2)           Wages received for services performed as a stylist and an educator at the salons.
(3)           Mr. Coffman was appointed as CFO and Director in July and June, 2013, respectively and does not receive a salary from Green or its subsidiaries at this time. Mr. Coffman is compensated through the Company's parent payroll company. The $80,000 stock award consists of 16,000 shares of Series B Preferred stock of Green that was awarded to Mr. Coffman from one of the subsidiaries of Nexia.

No director compensation was paid or accrued during the years ended December 31, 2014 and 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 20, 2015, there were 246,568,747 shares of common stock issued and outstanding. (2)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Super voting Preferred ($0.001 par value)	Nexia Holdings, Inc. (1)
	59 West 100 South, 2nd Floor	10,000,000	100%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Richard D. Surber
($0.001 par value)(2)	59 West 100 South, 2nd Floor	37,134	4.88%
	Salt Lake City, Utah 84101
Voting Common Stock	Richard D. Surber
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	1,104,864	0.57%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Logan C. Fast
($0.001 par value)(2)	59 West 100 South, 2nd Floor	2,000	0.26%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Scott C. Coffman
($0.001 par value)(2)	59 West 100 South, 2nd Floor	16,000	2.10%
	Salt Lake City, Utah 84101
Voting Common Stock	Nexia Holdings, Inc. (1)
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	96,493,181	49.38%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Directors and Executive Officers
($0.001par value)	as a Group (including beneficial	55,134	7.25%
	ownership) (1)
Voting Common Stock	Directors and Executive Officers
($0.0001 par value)(2)	as a Group (including beneficial	97,598,045	49.94%
	ownership) (1)
Super voting Preferred ($0.001 par value)	Directors and Executive Officers
	as a Group (including beneficial	10,000,000	100%
	ownership) (1)

(1)   Richard Surber may be deemed a beneficial owner of 97,598,181 shares of the Company's common stock by virtue of his position as an officer and director of Nexia Holdings Inc. and of 10,000,000 shares of Super Voting Preferred by virtue of his positions with Nexia Holdings, Inc.

(2)   All shares of common stock reflect the 1 for 200 reverse stock split that was effective as of April 10, 2013.

Change in Control

There are no agreements, pledges or arrangements of any kind that could affect a change in control of Green Endeavors, Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

Green shares its corporate office space, certain personnel, and lines of credit with Nexia Holdings, Inc. or entities controlled by Nexia Holdings under the direction of Richard Surber. A Consulting Agreement is expected to be formalized in 2015 to memorialize costs related to shared office space, utilization of certain staff members and lines of credit that are guaranteed by Richard Surber.

Richard Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $95,351. Subsequent to December 31, 2014, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

During the year ended December 31, 2014, the Company paid an aggregate of $38,395 and $133,209 to Nexia for payment of the debenture principal and accrued interest, respectively. During the year ended December 31, 2013, the Company paid an aggregate of $107,814 and $131,998, to Nexia for payment of the debenture principal and accrued interest, respectively.

As of December 31, 2014 and 2013, amounts due to related parties are $77,132 and $109,373, respectively. The $77,132 consists of $3,704 of accrued interest for the note payable to Richard Surber and $73,428 from various amounts owed to Nexia's subsidiaries. The $109,373 consists of $2,809 of accrued interest for the note payable to Richard Surber and $106,564 from various amounts owed to Nexia's subsidiaries.

On February 13, 2013, the Board of Directors approved a partial settlement of accrued interest represented by the $3,000,000 Debenture.  Green agreed to issue 4,150,000 Convertible Supervoting shares to Nexia.  The shares were valued based on the value of the conversion shares based upon the closing price of the common stock prior to the date of issuance.

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due April 15, 2015. As of December 31, 2014 and 2013, accrued interest on the note was $3,085 and $334 respectively. As of December 31, 2014 and 2013, the principal balance on the note was $27,250 and $27,250, respectively. During the years ended December 31, 2014 and 2013, the Company paid $0 and $10,150 toward principal on the note, respectively.

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

During 2014, the Company recorded a $33,535 increase to additional paid-in capital as the result of related party forgiveness of debt, which is comprised of $21,874 that Green owed to Diversified Management Services for services and $11,661 that Landis II owed to Downtown Development Corporation for accrued interest.

Subsequent Events

On March 24, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Richard Surber, President, CEO and Director of Green, in the principal amount of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of March 12, 2018, and requires monthly payments of $806. The Company shall be credited for satisfaction of the note for any payment that it makes of a loan that Mr. Surber is obligated to pay to Upstart Network, Inc., the reported source of the funds loan to the Company by Mr. Surber.

Director Independence

Our Board of Directors does not have any independent members. They are employed in some capacity by the Company or its affiliates. There are no committees made up of less than all members of the board for audit, nominating, compensation or hiring purposes. Based upon the size of the Company and its limited resources there are currently not sufficient resources to expand the size of the board and operate committees for these purposes. The Board of Directors has always operated as a whole and has not proceeded without the other member(s) of the board consenting to any action.

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (SGA) served as our independent registered public accounting firm for the years ended December 31, 2014 and 2013. $42,150 and $53,000 was paid to SGA for services rendered during the fiscal years ending December 31, 2014 and 2013, respectively.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $42,150 and $58,755, respectively. The $16,605 difference in these fees for 2013 over 2014 is primarily due to the timing of payment for restatement of financial statements and the associated amended reviews and audit on SEC Forms 10-Q/A and 10-K/A for 2012 which was for extra services provided in 2013 that were not present in 2014, and a $5,755 amount left over for the transition from our prior independent registered public accounting firm to our current firm.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2014 and 2013.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2014 and 2013.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant, other than those previously reported above, for the years ended December 31, 2014 and 2013.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of December 31, 2014 and 2013	22

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	23

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013	24

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	25

Notes to Consolidated Financial Statements	26

(a) 2. Financial Statement Schedules	22

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Green Endeavors, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Green Endeavors, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Endeavors, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 of the consolidated financial statements, the Company has negative working capital of $656,157 and accumulated deficit of $3,202,320. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 16.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 7, 2015

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets
Current Assets:
Cash	$100,628	$105,984
Certificate of deposit, restricted	28,660	-
Accounts receivable	15,764	16,534
Inventory	152,758	144,317
Prepaid expenses	22,800	-
Total current assets	320,610	266,835

Property, plant, and equipment, net of accumulated depreciation of $727,328 and $594,285, respectively	402,152	460,503
Other assets	24,475	63,359
Total Assets	$747,237	$790,697

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$336,569	$485,780
Deferred revenue	62,755	63,830
Deferred rent	103,174	113,500
Due to related parties	77,132	109,373
Derivative liability	31,424	55,099
Current portion of notes payable	181,762	225,191
Current portion of related party notes payable	52,250	45,488
Current portion of capital leases payable	21,701	18,367
Current portion of convertible notes payable, net of debt discount of $0 and $10,979, respectively	110,000	99,021
Total current liabilities	976,767	1,215,649

Long-Term Liabilities:
Notes payable related party	-	6,762
Notes payable	114,147	59,670
Capital lease obligations	12,945	34,650
Convertible debentures related party, net of debt discount of $41,741 and $54,263, respectively	2,171,850	2,197,723
Convertible debentures, net of debt discount of $0 and $10,852, respectively	-	489,148
Total long-term liabilities	2,298,942	2,787,953
Total Liabilities	3,275,709	4,003,602

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding at December 31, 2014 and 2013, respectively; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 760,488 and 561,704 shares issued and outstanding at December 31, 2014 and 2013, respectively	760	562
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 195,414,505 and 166,572,135 shares issued and outstanding at December 31, 2014 and 2013, respectively	19,541	16,657
Additional paid-in capital	643,547	(116,841)
Accumulated deficit	(3,202,320)	(3,123,283)
Total stockholders’ deficit	(2,528,472)	(3,212,905)
Total Liabilities and Stockholders’ Deficit	$747,237	$790,697

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31, 2014	December 31, 2013
Revenue:
Services, net of discounts	$2,303,271	$2,628,120
Product, net of discounts	890,781	937,907
Total revenue	3,194,052	3,566,027

Costs and expenses:
Cost of services	1,337,039	1,482,150
Cost of product	513,083	502,321
Depreciation	133,044	129,458
General and administrative	1,258,405	1,310,031
Total costs and expenses	3,241,571	3,423,960
Income (loss) from operations	(47,519)	142,067

Other income (expenses):
Interest income	852	824
Interest expense	(71,104)	(103,035)
Interest expense, related parties	(198,413)	(206,692)
Gain on derivative fair value adjustment	23,675	155,914
Gain on forgiveness of debt	-	65,600
Gain on settlement of debt	212,194	-
Other expense	1,278	(3,542)
Total other income (expenses)	(31,518)	(90,931)
Income (loss) before income taxes	(79,037)	51,136
Provision for income taxes	-	-
Net income (loss)	$(79,037)	$51,136

Net income (loss) per common share
Basic:
Basic earnings (loss) per common share	$(0.00)	$0.00
Weighted-average common shares outstanding	189,901,610	76,586,294
Diluted:
Diluted earnings (loss) per common share	$(0.00)	$0.00
Weighted-average common shares outstanding	189,901,610	2,678,273,864

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

							Additional	Retained	Total
	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Paid-	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit)	Deficit
Balance as of December 31, 2012	10,000,000	$10,000	547,478	$548	22,265,197	$2,226	$(540,730)	$(3,174,419)	$(3,702,375)

Common stock issued for settlement of accrued interest on related party convertible debentures					84,716,865	8,472	160,962		169,434
Conversion of series B preferred shares into common shares			(47,774)	(48)	44,472,376	4,447	(4,399)		-
Series B preferred shares issued for settlement of related party debt			32,000	32			159,968		160,000
Series B preferred shares issued for cash			30,000	30			49,970		50,000
Conversion of convertible note payable to common shares					15,117,556	1,512	57,384		58,896
Share adjustment due to split					141		4		4
Net income for the year ended December 31, 2013								51,136	51,136
Balance as of December 31, 2013	10,000,000	$10,000	561,704	$562	166,572,135	$16,657	$(116,841)	$(3,123,283)	$(3,212,905)

Series B preferred shares issued for settlement of principal and accrued interest on convertible debentures			189,123	189			654,746		654,935
Conversion of series B preferred shares into common shares			(33,672)	(34)	28,842,370	2,884	(2,850)		-
Series B preferred shares issued for cash			43,333	43			74,957		75,000
Forgiveness of debt by related party							33,535		33,535
Net loss for the year ended December 31, 2014								(79,037)	(79,037)
Balance as of December 31, 2014	10,000,000	$10,000	760,488	$760	195,414,505	$19,541	$643,547	$(3,202,320)	$(2,528,472)
The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(79,037)	$51,136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	133,044	129,458
Debt discount amortization	34,353	42,153
Gain on forgiveness of convertible debt	-	(65,600)
Gain on settlement of debt	(212,194)	-
Gain on derivative liability fair value adjustment	(23,675)	(155,914)

Changes in operating assets and liabilities:
Accounts receivable	770	(13,926)
Certificate of deposit	(28,660)	-
Inventory	(8,441)	(15,667)
Prepaid expenses	(22,800)	8,919
Other assets	27,826	(5,874)
Accounts payable and accrued expenses	46,916	4,107
Due to related parties	1,294	128,457
Deferred rent	(10,326)	76,465
Deferred revenue	(1,075)	4,721
Net cash provided by (used in) operating activities	(142,005)	188,435

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(63,634)	(22,644)
Net cash used in investing activities	(63,634)	(22,644)

Cash Flows from Financing Activities:
Payments made on notes payable	(98,772)	(88,463)
Payments made on convertible notes payable	-	(50,000)
Payments made on related party notes payable	-	(10,150)
Payments made on related party convertible notes payable	(38,395)	(107,814)
Payments made on capital lease obligations	(18,371)	(15,526)
Proceeds from issuance of notes payable	280,821	38,160
Proceeds from issuance of related party notes payable	-	37,400
Proceeds from issuance of convertible series B preferred stock	75,000	50,000
Net cash provided by (used in) financing activities	200,283	(146,393)

Increase (decrease) in cash	(5,356)	19,398

Cash at beginning of period	105,984	86,586

Cash at end of period	$100,628	$105,984

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36,169	$180,544
Non-cash investing and financing activities:
Reduction of convertible debt due to conversions	$-	$58,896
Equipment purchased under capital leases	$-	$6,042
Conversion of Series B preferred stock to common stock	$2,850	$4,447
Issuance of Series B preferred stock for settlement of related party debt	$-	$160,000
Forgiveness of related party debt	$33,535	$-
Issuance of Series B preferred stock for settlement of debt	$654,746	$-
Conversion of related party debt to common stock	$-	$169,434

The accompanying notes are an integral part of these consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

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
December 31, 2014 and 2013

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2014 and 2013, Green had no cash equivalents.

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

For the years ended December 31, 2014 and 2013, Green recorded depreciation expense of $133,044 and $129,458, respectively. Maintenance and repair costs are expensed as incurred.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows. There were no impairments of long-lived assets during the years ended December 31, 2014 and 2013.

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
December 31, 2014 and 2013

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the years ended December 31, 2014 and 2013, advertising costs amounted to $113,124 and $92,628, respectively.

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

Income Taxes

The Company has adopted the ASC 740 “Income Taxes” as of its inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the year ended December 31, 2013, diluted earnings per common share amounted to $.00002. For the year ended December 31, 2014, potential common shares are not included in the diluted net loss per share calculation because their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 2,265,106,972 such potentially dilutive shares excluded as of December 31, 2014.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

The following table shows the calculation of diluted common shares as of December 31, 2014:

Diluted Shares
Potential shares issued due to conversion of Series B Preferred Stock	651,387,482
Potential shares issued due to conversion of convertible debt	423,817,880
Potential shares issued due to conversion of Supervoting shares	1,000,000,000
Total potentially dilutive shares	2,075,205,362
Weighted average common shares outstanding	189,901,610
Total diluted shares	2,265,106,972

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the presentation in the December 31, 2014 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of finished good products that are held for resale at all locations or that are used for the services provided by the two salons. Inventory is carried at the lower of cost or market. As of December 31, 2014 and 2013, inventory amounted to $152,758 and $144,317, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2014:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$22,189	$17,058
Construction in process	24,905	-	24,905
Leasehold improvements	625,004	410,010	214,994
Furniture and fixtures	27,201	22,117	5,084
Leased equipment	76,298	38,803	37,495
Equipment	263,478	190,114	73,364
Vehicle	48,193	32,703	15,490
Signage	25,154	11,392	13,762
Total	$1,129,480	$727,328	$402,152

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2013:

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$22,517	$17,458	$5,059
Leasehold improvements	625,004	336,023	288,981
Furniture and fixtures	25,347	24,605	742
Leased equipment	76,298	23,543	52,755
Equipment	232,275	158,528	73,747
Vehicle	48,193	25,818	22,375
Signage	25,154	8,310	16,844
Total	$1,054,788	$594,285	$460,503

Note 5 – Other Assets

The following table shows other assets as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Lease and utility deposits	$24,475	$24,475
Certificate of deposit (1)	-	27,826
Other	-	11,058
Total other assets	$24,475	$63,359

(1)
As of December 31, 2013, the certificate of deposit ("CD") is long-term because it is collateral for the June 18, 2010, $100,000 note payable to the Division of Economic Development of Salt Lake City Corporation, which has a maturity date that is more than one year into the future.  As of December 31, 2014, the CD was reclassed to short-term certificate of deposit and is considered restricted cash. The CD was given back to the Company during March, 2015 when the note payable was completely paid off. The initial value of the CD was $25,000 and the maturity date is July 15, 2015. As of December 31, 2014 and 2013, accrued interest on the CD is $3,660 and $2,826, respectively.

Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2014 and 2013, consisted of the following:

		Level 1	Level 2	Level 3
	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$31,424	$-	$31,424	$-

		Level 1	Level 2	Level 3
	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2013	(Level)	(Level 2)	(Level)
Derivative liability (1)	$55,099	$-	$55,099	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Derivative Liability footnote for information on measurement of the derivative liability).

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

Note 7 – Derivative Liability

As of December 31, 2014, the Company has a $31,424 derivative liability balance on the balance sheet, and for the year ended December 31, 2014, the Company recorded a $23,675 gain from derivative liability fair value adjustment. The derivative liability activity comes from the convertible note payable as follows:

Eastshore Enterprises, Inc.
On August 17, 2012, Green issued a $35,000 Convertible Promissory Note to Eastshore Enterprises, Inc. (“Eastshore Note”) that matured August 17, 2014. The Eastshore Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 54% of the market price (a 46% discount) of the lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the Eastshore convertible note payable is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The fair value of the derivative at the inception date of the Eastshore note was $63,636. Of the total, $35,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $28,636 was charged to operations as non-cash interest expense. The fair value of $63,636 was recorded as a derivative liability on the balance sheet.

The debt discount for the Eastshore note is amortized over the life of the note (approximately two years), which became fully amortized during the third quarter ended September 30, 2014. On December 31, 2014, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $31,434 and recorded a $23,675 gain from change in fair value of derivative for the year ended December 31, 2014. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.8%, (3) risk-free interest rate of 0.12%, (4) expected life of .5 years, and (5) estimated fair value of Green’s common stock of $0.0024 per share.

Note 8 – Income Taxes

The Company is a subsidiary of Nexia Holdings, Inc. that files a consolidated income tax return. The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.  The cumulative net operating loss and the cumulative tax effect at the expected composite rate of 39 percent of significant items comprising our net deferred tax amount is as follows:

The cumulative net operating loss and the cumulative tax effect at the expected composite rate of 39 percent of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2014	2013

Cumulative net operating loss	$(3,190,679)	$(3,107,307)

	December 31,	December 31,
	2014	2013
Deferred Tax assets:
Net operating loss carry forwards	$(1,248,904)	$(1,218,080)
Meals and Entertainment	24,226	20,642
Donations	13,363	9,404
Change in derivative liability	(33,047)	(23,814)
Valuation allowance	1,244,362	1,211,848
	$-	$-

	December 31,	December 31,
	2014	2013
Book income (loss) from operations	$(30,824)	$19,943
Meals and Entertainment	3,584	2,244
Donations	3,959	624
Change in derivative liability	(9,233)	(60,806)
Change in valuation allowance	32,514	37,995
	$-	$-

Note 9 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Nexia and Nexia’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Nexia converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Nexia sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. During 2014, the Company exchanged the total unrelated party principal and accrued interest for 189,123 its Convertible Series B Preferred Stock. As of December 31, 2014 and 2013, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,251,986
Debt discount	(41,741)	(54,263)
Convertible debenture, net of debt discount	$2,171,850	$2,197,723

Convertible Debenture - Unrelated Party
Principal amount	$-	$500,000
Debt discount	-	(10,852)
Convertible debenture, net of debt discount	$-	$489,148

Convertible Debenture - Totals
Principal amount	$2,213,591	$2,751,986
Debt discount	(41,741)	(65,115)
Convertible debenture, net of debt discount	$2,171,850	$2,686,871

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Principal balance	$2,213,591	$2,251,986
Accrued interest	-	-
Total	$2,213,591	$2,251,986

During the year ended December 31, 2014, the Company paid an aggregate of $38,395 and $177,845 to Nexia for payment of the debenture principal and accrued interest, respectively. During the year ended December 31, 2013, the Company paid an aggregate of $107,814 and $131,998, to Nexia for payment of the debenture principal and accrued interest, respectively.

As of December 31, 2014 and 2013, amounts due to related parties are $77,132 and $109,373, respectively. The $77,132 consists of $3,704 of accrued interest for the note payable to Richard Surber and $73,428 from various amounts owed to Nexia's subsidiaries. The $109,373 consists of $2,809 of accrued interest for the note payable to Richard Surber and $106,564 from various amounts owed to Nexia's subsidiaries.

On February 13, 2013, the Board of Directors approved a partial settlement of accrued interest represented by the $3,000,000 Debenture.  Green agreed to issue 4,150,000 Convertible Supervoting shares to Nexia.  The shares were valued based on the value of the conversion shares based upon the closing price of the common stock prior to the date of issuance.

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Nexia for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due April 15, 2015. As of December 31, 2014 and 2013, accrued interest on the note was $3,085 and $334 respectively. As of December 31, 2014 and 2013, the principal balance on the note was $27,250 and $27,250, respectively. During the years ended December 31, 2014 and 2013, the Company paid $0 and $10,150 toward principal on the note, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

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

During 2014, the Company recorded a $33,535 increase to additional paid-in capital as the result of related party forgiveness of debt, which is comprised of $21,874 that Green owed to Diversified Management Services for services and $11,661 that Landis II owed to Downtown Development Corporation for accrued interest.

Richard Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $95,351. Subsequent to December 31, 2014, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 10 – Notes Payable

A summary of notes payable as of December 31, 2014 and 2013 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2014	2013
Xing Investment Corp. (1)	10.00%	5/12/2008	$-	$171,000
Alliance Laundry Services (2)	7.99%	3/3/2019	10,681	-
Express Bank FSB (3)	11.07%	8/2/2016	225,558	-
Salt Lake City Corporation (4)	3.25%	8/1/2015	12,520	33,439
William and Nina Wolfson (5)	11.00%	2/27/2016	18,115	30,858
Cyprus Credit Union (6)	2.69%	12/5/2014	-	10,920
Salt Lake City Corporation (7)	5.00%	9/1/2017	29,035	38,644
Total			295,909	284,861
Less: Current portion			(181,762)	(225,191)
Long-term portion			$114,147	$59,670

A summary of capital leases payable as of December 31, 2014 and 2013 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2014	2013
Castleton Equipment (8)	16.96%	4/23/2016	$21,843	$35,289
Imaging Concepts (9)	10.90%	2/25/2018	4,105	5,139
Time Payment Corp (10)	17.75%	9/5/2016	8,698	12,589
Total			34,646	53,017
Less: Current portion			(21,701)	(18,367)
Long-term portion			$12,945	$34,650

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

A summary of convertible notes payable as of December 31, 2014 and 2013 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2014	2013
Southridge Partners II, LP (11)	0%	2/28/2013	$75,000	$75,000
Eastshore Enterprises, Inc. (12)	8.00%	8/17/2014	35,000	35,000
Debt discount - convertible notes, net			-	(10,979)
Total, net			110,000	99,021
Less: Current portion			(110,000)	(99,021)
Long-term portion			$-	$-

A summary of the related party note payable as of December 31, 2014 and 2013 is as follows:

	Interest	Maturity	December 31,	December 31,
Creditor	Rate	Date	2014	2013
Nexia Holdings, Inc. (related party) (13)	10.00%	4/15/2015	$27,250	$27,250
Richard D. Surber (related party) (14)	20.00%	11/6/2017	25,000	25,000
Total			52,250	52,250
Less: Current portion			(52,250)	(45,488)
Long-term portion			$-	$6,762

(1)
On May 12, 2006, Green borrowed $171,000 from Xing Investment Corp with the issuance of a 10% per annum interest bearing convertible promissory note with no interest due until the May 12, 2008 maturity date. Both principal and accrued interest, at the option of the note holder, may be converted into Common stock of Green at $0.01 per share. As of December 31, 2013, accrued interest reported in accounts payable and accrued expenses was $34,200. During 2014, Green was advised by Counsel that it was no longer obligated to pay the liability as a result of the passage of time pursuant to the statute of limitations. Therefore Green recognized a $205,200 gain from the cancellation of the debt on June 2, 2014.

(2)
On March 3, 2014, Landis Salons, Inc. entered into a loan agreement with Alliance Laundry Services LLC in the amount of $12,021 for the financing of professional laundry equipment.  The note bears interest at 7.99% and calls for monthly 60 monthly payments of $244 commencing when the equipment is delivered for installment. In addition to corporate guarantees, Richard Surber, President, CEO, and Director of Landis is a personal guarantor and the note is secured by the equipment. The note balance is $10,681 as of December 31, 2014. Principal payments made on the note during the year ended December 31, 2014 were $1,340.

(3)
On July 31, 2014, the Company entered into a loan agreement with American Express Bank, FSB in the amount of $240,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 23% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 12% ($28,800) of the $240,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $268,800. As of December 31, 2014, the loan balance was $225,558.  Payments made on the debt during the year ended December 31, 2014 were $43,242.

(4)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee and bears interest at the rate of 3.25% per annum. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is collateral for the loan. As of December 31, 2014 and 2013, the note balance is $12,520 and $33,439, respectively.  Principal payments made on the note during the years ended December 31, 2014 and 2013 were $20,919 and $20,251, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

(5)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note has a due date of February 27, 2016. The note provides for monthly payments in the amount of $1,292 of principal and interest. In addition to the Company’s guarantee to the note, Richard Surber has personally guaranteed the note. As of December 31, 2014 and 2013, the note balance is $18,115 and $30,858, respectively. Principal payments made on the note during the years ended December 31, 2014 and 2013 were $12,743 and $11,421, respectively.

(6)
On September 5, 2012, Landis Salons, Inc. received a loan in the amount of $22,959 from Cyprus Credit Union for the refinancing of a Company truck. The loan replaced the loan for the truck to Chase bank. The loan has a maturity date of December 5, 2014 and bears interest at the rate of 2.69% per annum. Principal and interest payments of $899 are made monthly over 27 months commencing October 5, 2012. The loan is secured by a lien on the vehicle in addition to the corporate guarantee for the loan. Richard Surber, CEO of the Company has personally guaranteed the loan. As of December 31, 2014 and 2013, the note balance is $0 and $10,920. Principal payments made on the note during the years ended December 31, 2014 and 2013 were $10,920 and $9,491, respectively.

(7)
On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with Salt Lake City Corporation in the amount of $50,000. Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012. The note bears interest at 5% per annum and requires 60 monthly installments of $944 commencing October 1, 2012. In addition to corporate guarantees and the personal guarantee by Richard Surber, President, CEO, and Director of LEC, a certificate of deposit is being held as collateral for the loan. As of December 31, 2014 and 2013, the note balance is $29,035 and $38,644, respectively. Principal payments made on the note during the years ended December 31, 2014 and 2013, were $9,609 and $9,141, respectively.

(8)
On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535. Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2014 and 2013, the note balance is $21,843 and $35,289, respectively. Principal payments made on the note during the years ended December 31, 2014 and 2013 were $13,446 and $11,362, respectively.

(9)
On February 25, 2013, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $5,911 with Imaging Concepts. The lease agreement requires 60 monthly payments of principal and interest in the amount of $128. Interest is at the rate of 10.9% per year and the maturity date is February 25, 2018. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is a personal guarantor to the lease. As of December 31, 2014 and 2013, the note balance is $4,105 and $5,139, respectively. Principal payments made on the note during the years ended December 31, 2014 and 2013 were $1,034 and $772, respectively.

(10)
On July 26, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with Time Payment Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $485. Interest is at the rate of 17.75% per year and the maturity date is September 5, 2016. Landis has the option to purchase the leased salon equipment at maturity for $2,178 or less. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease. As of December 31, 2014 and 2013, the note balance is $8,698 and $12,589, respectively. Principal payments made on the note during the years ended December 31, 2014 and 2013 were $3,891 and $3,262, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

(11)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 11). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2014 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of December 31, 2014 and 2013, the balance of the note was $75,000 and the balance of the debt discount was $0. No payments were made on the note during the years ended December 31, 2014 and 2013.

(12)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of December 31, 2014, none of the note had been converted into shares of common stock. As of December 31, 2014 and 2013, the balance of the note was $35,000.  As of December 31, 2014 and 2013, the balance of the debt discount was $0 and $10,979, respectively. No payments were made on the note during the years ended December 31, 2014 and 2013.

(13)
On November 5, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO, and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662 and a demand feature by which the note can be called upon the demand of Mr. Surber. As security for the note, Landis Salons II pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors. As of December 31, 2014 and 2013, the balance of the note was $25,000. No payments were made on the note during the years ended December 31, 2014 and 2013.

(14)
On April 15, 2013, Green entered into a promissory note with its parent company, Nexia Holdings, Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing. As of December 31, 2014 and 2013, the principal balance on the note was $27,250. Principal payments made on the note during the years ended December 31, 2014 and 2013 were $0 and $10,150, respectively.

Note 11 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. For the years ended December 31, 2014 and 2013, rent expense was $203,480 and $216,789, respectively.

As of December 31, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases
For the fiscal years ending December 31:
2015	$188,415
2016	131,741
2017	137,801
2018	145,575
2019	120,065
Thereafter	83,084
Total operating lease payments	$806,681

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

Capital Leases

During 2012, the Company entered into two salon equipment lease agreements for its two salons. During 2013, the Company entered into a lease agreement for office equipment. The Company evaluated the leases at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, the Company has classified the leases as capital leases for equipment in the gross amount of $76,298. This amount has been capitalized and included with the Company's equipment and is amortized as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.  As of December 31, 2014 and 2013, the gross carrying amount of the leased assets was $76,298. As of December 31, 2014 and 2013, accumulated amortization on the leases was $38,803 and $23,543, respectively.

Capital leases payable outstanding were as follows:

	December 31,	December 31,
	2014	2013
Total, net	$34,646	$53,017
Less current portion	(21,701)	(18,367)
Long-term portion	$12,945	$34,650

As of December 31, 2014, future minimum lease payments under non-cancelable capital leases were as follows:

Capital Leases
For the fiscal years ending December 31:
2015	$25,776
2016	12,042
2017	1,539
2018	256
Thereafter	-
Total operating lease payments	39,613
Less interest for the terms	(4,967)
Total, net	$34,646

Note 12 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of December 31, 2014 and 2013, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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
December 31, 2014 and 2013

Convertible Supervoting Preferred Stock

Each share of the Convertible Supervoting Preferred Stock is convertible into 100 shares of Green’s Common stock and has the voting rights equal to 100 shares of Common stock.

During the years ended December 31, 2014 and 2013, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of December 31, 2014 and 2013, Green had 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

During the year ended December 31, 2014, the Board of Directors approved the conversions of 33,672 shares of Series B Preferred shares into 28,842,370 shares of Common Stock. The shares were converted at prices per share of approximately $0.00416 to $0.00646 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

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

During the year ended December 31, 2014, the Board of Directors approved the issuance of 43,333 shares of Convertible Preferred Series B Stock in exchange for a total of $75,000 in cash.

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

As of December 31, 2014 and 2013, Green had 760,488 and 561,704 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

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

During the year ended December 31, 2013, the Board of Directors approved the conversions of $40,263 of the Convertible Notes held by Asher Enterprises, Inc. ($28,000 in principal, $9,000 in default fee, and $3,263 in interest) into 15,117,556 shares of Common Stock. The shares were converted at prices per share of approximately $0.0019 to $0.0075 based on the conversion provisions of the convertible notes.

During the year ended December 31, 2014, the Board of Directors approved the conversions of 33,672 shares of Series B Preferred shares into 28,842,370 shares of Common Stock. The shares were converted at prices per share of approximately $0.00416 to $0.00646 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On July 31, 2013, Nexia Holdings Inc., the parent corporation of the Company, converted $169,434 of debt into 84,716,865 shares of common stock.  The transaction was valued at $169,434 with a stated value per share of $0.002 for the common stock.  There was a 50% discount provided and no loss was recorded because it was considered a capital transaction.  The shares were issued with a restrictive legend to Nexia.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended December 31, 2013, the Board of Directors approved the conversions of 47,774 shares of Series B Preferred shares into 44,472,376 shares of Common Stock. The shares were converted at prices per share of approximately $0.00340 to $0.01386 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

As of December 31, 2014 and 2013, Green had 195,414,505 and 166,572,135 shares of common stock issued and outstanding, respectively.

Note 13 – Stock-Based Compensation

On December 2, 2011, the Board of Directors approved a stock-based compensation program entitled The 2011 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 1,500,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to aid attract and retain employees.

Under the Plan and during the years ended December 31, 2014 and 2013, the Company did not grant any stock options. At December 31, 2014 and 2013, the aggregate intrinsic value of all options outstanding and exercisable was $0. As of December 31, 2014 and 2013, 1,030,000 shares under the grants had been exercised and there were no unexercised grants. For the years ended December 31, 2014 and 2013, there were no expired or cancelled grants. As of December 31, 2014 and 2013, there were 470,000 shares available for future stock-based compensation grants.

Note 14 – Litigation

Southridge Partners II, LP, v. Green Endeavors, Inc.  This action was filed on or about August 13, 2014 in the State Courts of Connecticut and was subsequently removed to the United States District Court, District of Connecticut, Case No. 3:13-cv-01358 (SRU).  Suit was filed based upon the breach in the payment of promissory note in the face amount of $75,000 and the refusal by Green Endeavors to allow Southridge Partners to convert shares of preferred stock. Green Endeavors filed a counterclaim and an answer denying the claims to damages alleged by Southridge and seeking to recover damages resulting from Southridge’s Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and Negligent Misrepresentation-Fraud in the Inducement. As of December 31, 2014, under the guidance of ASC 450, the Company believes the likelihood of a material loss is remote and therefore has not recorded a contingency for the potential event.  In addition, as of December 31, 2014 the $75,000 amount owed to Southridge is still on the balance sheet as a current liability and the conversion of the preferred stock to common stock would have a net effect of $0 to the Company's equity. On January 13, 2015, the parties entered into a Settlement Agreement and Release whereby they have settled the litigation (see the Subsequent Events footnote for details of the agreement).

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

Note 15 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the years ended December 31, 2014 and 2013 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 16 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate the continuation of Green as a going concern. However, as of and for the year ended December 31, 2014, Green had negative working capital of $656,157 and an accumulated deficit of $3,202,320, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 17 – Subsequent Events

Litigation Settlement
On January 13, 2015, Green Endeavors entered into a Settlement Agreement and Release for the litigation between itself and Southridge Partners as described in Note 14 above.  The settlement required that Southridge deliver to Green 14,205 shares of Green's series B preferred convertible stock and deliver, release, and mark satisfied in full the August 15, 2013, $75,000 promissory note that Green had issued to Southridge. In return, Green issued to Southridge 10,230,000 shares of its common stock as a partial conversion of the promissory note.

Stock-Based Compensation Program
On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 80,000,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $0.0045 to $0.006 per share for an aggregate of 36,000,000 shares.  Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000.  The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

Conversion of Series B Preferred Stock to Common Stock
On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B Preferred Stock held by an investor into 4,924,242 shares of Common Stock. The shares were converted at $0.00396 per share based on the conversion provisions for the Series B Preferred Stock designation.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

Convertible Promissory Note Issued
On January 26, 2015, pursuant to a Securities Purchase Agreement, Green issued a $64,000 Convertible Promissory Note (the "Note") to KBM Worldwide, Inc. (“KBM”) that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion, subject to a limitation that KBM and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The embedded derivative for the KBM Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The fair value of the derivative at the inception date of the KBM note was $46,176, which was recorded on the balance sheet. $46,345 was recorded as a debt discount on the balance sheet and $169 was recorded as a credit to non-cash interest expense.

Convertible Promissory Note Issued
On March 25, 2015, pursuant to a Securities Purchase Agreement, Green issued a $34,000 Convertible Promissory Note (the "Note") to LG Capital Funding, LLC (“LGCF") that matures March 25, 2016. The Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the trading day of the conversion notice date, subject to a limitation that LGCF and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The embedded derivative for the LGCF Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The fair value of the derivative at the inception date of the LGCF note was $30,601, which was recorded on the balance sheet. $24,621 was recorded as a debt discount on the balance sheet and $5,980 was recorded as non-cash interest expense.

Loan Agreement
On February 3, 2015, the Landis Salons II, Inc. entered into a loan agreement with American Express Bank, FSB in the amount of $74,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 30% of the American Express credit card sales receipts that are collected each month. The loan requires a prepaid interest charge that is 12% ($8,880) of the $74,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $82,880.

Green Endeavors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2014 and 2013

Loan Agreement – Related Party
On March 24, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Richard Surber, President, CEO and Director of Green, in the principal amount of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of March 12, 2018, and requires monthly payments of $806. The Company shall be credited for satisfaction of the note for any payment that it makes of a loan that Mr. Surber is obligated to pay to Upstart Network, Inc., the reported source of the funds loan to the Company by Mr. Surber.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 6. Exhibits

(a) The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	None

Subsequent Events for 2015-Material Contracts
10(i)	Securities to be offered to employee benefit plans pursuant to The 2015 Benefit Plan of the Company, January 21, 2015.	S-8	1/26/2015
31.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.			X
31.020	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.			X
32.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.020	Certification of the Registrant’s Chief Financial Officer, Scott C. Coffman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: April 7, 2015	By:	/s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: April 7, 2015	By:	/s/ Scott C. Coffman
Scott C. Coffman
Chief Financial Officer and Director