Form 10-Q
period 2015-03-31
Green Endeavors, Inc.
filed 2015-05-26
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 26, 2015, approximately 246,568,747 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets:
Cash	$154,970	$100,628
Certificate of deposit	-	28,660
Accounts receivable	12,096	15,764
Inventory	142,756	152,758
Prepaid expenses	27,340	22,800
Notes receivable - current	1,034	-
Total current assets	338,196	320,610

Property, plant, and equipment, net of accumulated depreciation of $759,975 and $727,328, respectively	372,958	402,152
Other assets	24,475	24,475
Total Assets	$735,629	$747,237

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$397,201	$336,569
Deferred revenue	54,020	62,755
Deferred rent	98,441	103,174
Due to related parties	53,373	77,132
Derivative liability	161,870	31,424
Current portion of notes payable	216,194	181,762
Current portion of related party notes payable	58,017	52,250
Current portion of capital leases payable	22,626	21,701
Current portion of convertible notes payable, net of debt discount of $79,516 and $0, respectively	53,484	110,000
Total current liabilities	1,115,226	976,767

Long-Term Liabilities:
Notes payable related party	19,315	-
Notes payable	115,569	114,147
Capital lease obligations	6,928	12,945
Convertible debentures related party, net of debt discount of $38,610 and $41,741, respectively	2,174,981	2,171,850
Total long-term liabilities	2,316,793	2,298,942
Total Liabilities	3,432,019	3,275,709

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 742,383 and 760,488 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	742	760
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at March 31, 2015, and December 31, 2014	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 246,568,747 and 195,414,505 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	24,656	19,541
Subscription Receivable	(198,000)	-
Additional paid-in capital	946,328	643,547
Accumulated deficit	(3,480,116)	(3,202,320)
Total stockholders’ deficit	(2,696,390)	(2,528,472)
Total Liabilities and Stockholders’ Deficit	$735,629	$747,237

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Services, net of discounts	$504,517	$616,567
Product, net of discounts	197,239	220,898
Total revenue	701,756	837,465

Costs and expenses:
Cost of services	297,443	370,484
Cost of product	110,285	128,803
Depreciation	32,648	32,926
General and administrative	464,493	355,262
Total costs and expenses	904,869	887,475
Loss from operations	(203,113)	(50,010)

Other income (expenses):
Interest income	1,109	207
Interest expense	(37,962)	(31,094)
Interest expense, related parties	(45,739)	(49,765)
Gain (loss) on derivative fair value adjustment	(30,380)	7,766
Gain on settlement of debt	39,195	6,994
Other expense	(906)	(1,256)
Total other expenses	(74,683)	(67,148)
Loss before income taxes	(277,796)	(117,158)
Provision for income taxes	-	-
Net loss	$(277,796)	$(117,158)

Net loss per common share
Basic and Diluted:
Basic loss per common share	$(0.00)	$(0.00)
Weighted-average common shares outstanding	226,463,991	173,177,202

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(277,796)	$(117,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	32,648	32,926
Debt discount amortization	17,663	18,298
Stock based compensation	74,073	-
(Gain) on settlement of debt	(39,195)	(6,994)
Gain on derivative liability fair value adjustment	30,380	(7,766)
Initial derivative expense	6,018
Changes in operating assets and liabilities:
Accounts receivable	3,668	4,358
Notes receivable	(1,034)	-
Certificate of deposit	28,660	-
Inventory	10,002	(8,693)
Prepaid expenses	(4,540)	-
Other assets	-	(15,981)
Accounts payable and accrued expenses	60,632	101,699
Due to related parties	(23,759)	61,541
Deferred rent	(4,733)	(1,307)
Deferred revenue	(8,735)	(8,484)
Net cash provided by (used in) operating activities	(96,048)	52,439

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(3,454)	(19,473)
Net cash used in investing activities	(3,454)	(19,473)

Cash Flows from Financing Activities:
Payments made on notes payable	(47,026)	(13,186)
Payments made on convertible notes payable	-	-
Payments made on related party notes payable	-	(38,395)
Payments made on related party convertible notes payable	-	-
Payments made on capital lease obligations	(5,092)	(4,309)
Proceeds from issuance of notes payable	82,880	12,021
Proceeds from issuance of related party notes payable	25,082	-
Proceeds from issuance of convertible series B preferred stock	98,000	40,000
Net cash provided by (used in) financing activities	153,844	(3,869)

Increase in cash	54,342	29,097

Cash at beginning of period	100,628	105,984

Cash at end of period	$154,970	$135,081

Supplemental cash flow information:
Cash paid during the period for:
Interest	$56,173	$5,264
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$94,048	$-
Conversion of Series B preferred stock to common stock	$492	$2,350
Return of Series B preferred stock	$14	$-
Exercised options for stock subscription	$198,000	$-
Issuance of Common stock for settlement of debt	$35,085	$-

The accompanying notes are an integral part of these consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2015 (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Business Description

Green Endeavors, Inc., (“Green”) owns and operates two hair salons carrying the Aveda™ product line through its wholly-owned subsidiaries Landis Salons, Inc. (“Landis”) and Landis Salons II, Inc. (“Landis II”) in Salt Lake City, Utah. Green also owns and operates Landis Experience Center LLC (“LEC”), an Aveda™ retail store in Salt Lake City, Utah.

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc. During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah. Green has four classes of stock as follows: common with 10,000,000,000 shares authorized; preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible supervoting preferred with 10,000,000 shares authorized. Green is quoted on the “OTC Pink” marketplace segment under the symbol GRNE.

Green is a more than 50% controlled subsidiary of Sack Lunch Productions, Inc. (“SAKL”). Sack Lunch Productions, Inc. is listed at OTC Markets trading under the symbol SAKL and is not currently a reporting company. Previous to April 15, 2015, SAKL was known as Nexia Holdings, Inc. and was trading under its symbol NXHD.

Landis Salons, Inc., a Utah corporation, was organized on May 4, 2005 for the purpose of operating an Aveda™ Lifestyle Salon. Landis Salons, Inc. is a wholly-owned subsidiary of Green.

Landis Salons II, Inc., a Utah corporation was organized on March 17, 2010 as a wholly-owned subsidiary of Green for the purpose of opening a second Aveda™ Lifestyle Salon.

Landis Experience Center, LLC (“LEC”), a Utah limited liability company, was organized on January 23, 2012 as a wholly-owned subsidiary of Green for the purpose of operating an Aveda™ retail store in the City Creek Mall in Salt Lake City, Utah.

Basis of Presentation

The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green.

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2015.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2015 and December 31, 2014, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

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

For the three month periods ended March 31, 2015 and 2014, Green recorded depreciation expense of $32,648 and $32,926, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the three month periods ended March 31, 2015 and 2014.

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

Revenue Recognition

There are two primary two types of revenue for the Company: 1) providing hair salon services, and 2) selling hair salon products. Revenue is recognized at the time the service is performed or the product is delivered. All revenue sources are domestic. In some cases, such as the sale of gift cards, revenue is deferred until the gift card is redeemed.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of March 31, 2015 and December 31, 2014, deferred revenue was $54,020 and $62,755, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended March 31, 2015 and 2014, advertising costs amounted to $25,108 and $19,472, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of March 31, 2015 and December 31, 2014, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2015, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were approximately 3,220,829,732 such potentially dilutive shares excluded as of March 31, 2015.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the March 31, 2015 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of March 31, 2015 and December 31, 2014, inventory amounted to $142,756 and $152,758, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of March 31, 2015:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$24,268	$14,979
Construction in process	1,000	-	1,000
Leasehold improvements	630,834	428,806	202,028
Furniture and fixtures	27,201	22,923	4,278
Leased equipment	76,298	42,618	33,680
Equipment	285,006	194,943	90,063
Vehicle	48,193	34,424	13,769
Signage	25,154	11,993	13,161
Total	$1,132,933	$759,975	$372,958

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2014:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$22,189	$17,058
Construction in process	24,905	-	24,905
Leasehold improvements	625,004	410,010	214,994
Furniture and fixtures	27,201	22,117	5,084
Leased equipment	76,298	38,803	37,495
Equipment	263,478	190,114	73,364
Vehicle	48,193	32,703	15,490
Signage	25,154	11,392	13,762
Total	$1,129,480	$727,328	$402,152

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$161,870	$-	$161,870	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$31,424	$-	$31,424	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 6 - Derivative liability)

Note 6 – Derivative Liability

As of March 31, 2015, the Company had a $161,870 derivative liability balance on the balance sheet, and for the three months ended March 31. 2015, the Company recorded a $30,380 loss from derivative liability fair value adjustment. The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On March 31, 2015, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $46,705 and recorded a $15,281 loss from change in fair value of derivative for the three month period ended March 31, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 197.97%, (3) risk-free interest rate of 0.14%, (4) expected life of .50 years, and (5) estimated fair value of Green’s common stock of $0.0015 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

KBM Worldwide, Inc.
As discussed in Note 8 – “Debt”, on January 26, 2015, Green issued a $64,000 Convertible Promissory Note to KBM Worldwide, Inc. (“KBM Note”) that matures October 28, 2015. The KBM Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the KBM Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the KBM Note was $60,048. Of the total, $60,048 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $0 was charged to operations as non-cash interest expense. The fair value of $60,048 was recorded as a derivative liability on the balance sheet.

The debt discount for the KBM Note is amortized over the life of the note (approximately nine months). On March 31, 2015, Green marked-to-market the fair value of the derivative liabilities related to the KBM Note and determined an aggregate fair value of $73,674 and recorded a $13,626  loss from change in fair value of derivative for the three month period ended March 31, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 187.19%, (3) risk-free interest rate of 0.13%, (4) expected life of .58 years, and (5) estimated fair value of Green’s common stock of $0.0017 per share.

LG Capital Funding, LLC
As discussed in Note 8 – “Debt”, on March 25, 2015, Green issued a $34,000 Convertible Promissory Note to LG Capital Funding, LLC (“LGCF Note”) that matures March 25, 2016. The LGCF Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the LGCF Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the LGCF Note was $40,018. Of the total, $34,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $6,018 was charged to operations as non-cash interest expense. The fair value of $40,018 was recorded as a derivative liability on the balance sheet.

The debt discount for the LGCF Note is amortized over the life of the note (approximately twelve months). On March 31, 2015, Green marked-to-market the fair value of the derivative liabilities related to the LGCF Note and determined an aggregate fair value of $41,491 and recorded a $1,473 loss from change in fair value of derivative for the three month period ended March 31, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 155.95%, (3) risk-free interest rate of 0.26%, (4) expected life of 1.00 year, and (5) estimated fair value of Green’s common stock of $0.0017 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

Note 7 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company SAKL and SAKL’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, SAKL converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, SAKL sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of March 31, 2015 and December 31, 2014, the entire amount is considered long-term. The following table shows the related party debenture and the amortized debt discount amounts:

	March 31,	December 31,
	2015	2014
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,213,591
Debt discount	(38,610)	(41,741)
Convertible debenture, net of debt discount	$2,174,981	$2,171,850

As of both March 31, 2015 and December 31, 2014, the principal balance of related party convertible debentures was $2,213,591 and the balance of accrued interest was $0.

As of March 31, 2015 and December 31, 2014, amounts due to related parties are $53,373 and $77,132, respectively. The $53,373 consists of $5,024 of accrued interest for the notes payable to Richard Surber, and $48,349 from various amounts owed to SAKL and its subsidiaries. The $77,132 consists of $3,704 of accrued interest for the note payable to Richard Surber and $73,428 from various amounts owed to SAKL's subsidiaries.

Richard Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $103,789. Subsequent to March 31, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

Note 8 – Debt

During the three month period ending March 31, 2015, the Company has entered into four new loan agreements in the total amount of $199,962.

A summary of the new note payable as of March 31, 2015 and December 31, 2014 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2015	2014
American Express Bank, FSB (1)	11.13%	2/3/2017	$78,352	$-
Total			78,352	-
Less: Current portion			(40,503)	-
Long-term portion			$37,849	$-

A summary of the new convertible notes payable as of March 31, 2015 and December 31, 2014 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2015	2014
KBM Worldwide, Inc. (2)	8.00%	10/28/2015	$64,000	$-
LG Capital Funding, LLC (3)	8.00%	3/25/2016	34,000	-
Debt discount - convertible notes, net			(79,516)	-
Total, net			18,484	-
Less: Current portion			(18,484)	-
Long-term portion			$-	$-

A summary of the new related party note payable as of March 31, 2015 and December 31, 2014 is as follows:

	Interest	Maturity	March 31,	December 31,
Creditor	Rate	Date	2015	2014
Richard D. Surber (related party) (4)	18.00%	3/12/2018	$25,082	$-
Total			25,082	-
Less: Current portion			(5,767)	-
Long-term portion			$19,315	$-

(1)
On February 3, 2015, the Landis Salons II, Inc. entered into a loan agreement with American Express Bank, FSB in the amount of $74,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 30% of the American Express credit card sales receipts that are collected each month. The loan requires a prepaid interest charge that is 12% ($8,880) of the $74,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $82,880. As of March 31, 2015, the loan balance was $78,352. Payments made during the three months ended March 31, 2015, amounted to $4,528.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

(2)
On January 26, 2015, pursuant to a Securities Purchase Agreement, Green issued a $64,000 Convertible Promissory Note (the "Note") to KBM Worldwide, Inc. (“KBM”) that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the parket price (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion, subject to a limitation that KBM and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The embedded derivative for the KBM Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the KBM note was $60,048, which was recorded on the balance sheet. $60,048 was recorded as a debt discount on the balance sheet and $0 was recorded as a credit to non-cash interest expense. As of March 31, 2015, the balance of the note was $64,000 and the balance of the debt discount was $46,073. No payments were made on the note during the three months ended March 31, 2015.

(3)
On March 25, 2015, pursuant to a Securities Purchase Agreement, Green issued a $34,000 Convertible Promissory Note (the "Note") to LG Capital Funding, LLC (“LGCF") that matures March 25, 2016. The Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the trading day of the conversion notice date, subject to a limitation that LGCF and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The embedded derivative for the LGCF Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the LGCF note was $40,018, which was recorded on the balance sheet. $34,000 was recorded as a debt discount on the balance sheet and $6,018 was recorded as non-cash interest expense. As of March 31, 2015, none of the note had been converted into shares of common stock. As of March 31, 2015, the balance of the note was $34,000 and the balance of the debt discount was $33,443. No payments have been made on the note as of March 31, 2015.

The exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability (see Note 6 - Derivative Liability).

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

(4)
On March 24, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Richard Surber, President, CEO and Director of Green, in the principal amount of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of March 12, 2018, and requires monthly payments of $806. The Company shall be credited for satisfaction of the note for any payment that it makes of a loan that Mr. Surber is obligated to pay to Upstart Network, Inc., the reported source of the funds loan to the Company by Mr. Surber. As of March 31, 2015, the balance of the note was $25,082. No principal payments have been made on the note as of March 31, 2015. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.

As of March 31, 2015, Mr. Surber is a personal guarantor to various notes payable by the Company with remaining principal balances of $103,787. Subsequent to March 31, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 9 – Settlement of Convertible Note Payable

On January 13, 2015, Green Endeavors entered into a Settlement Agreement and Release for the litigation between itself and Southridge Partners as described in Note 10 below. The settlement required that Southridge deliver to Green 14,205 shares of Green's series B preferred convertible stock and deliver, release, and mark satisfied in full the August 15, 2013, $75,000 promissory note that Green had issued to Southridge. In return, on January 14, 2015 Green issued to Southridge 10,230,000 shares of its common stock at a price of $0.0035 for a value of $35,805, resulting in a non-cash gain on settlement of debt of $39,195.

Note 10 – Stockholders’ Deficit

Preferred Stock
Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of March 31, 2015, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

During the three month period ended March 31, 2015, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of March 31, 2015 and December 31, 2014, Green had 10,000,000 and 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding, respectively.

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

On January 13, 2015, Green Endeavors entered into a Settlement Agreement and Release for the litigation between itself and Southridge Partners as described in Note 9 above. The settlement required that Southridge deliver to Green 14,205 shares of Green's series B preferred convertible stock and deliver, release, and mark satisfied in full the August 15, 2013, $75,000 promissory note that Green had issued to Southridge. In return, on January 14, 2015 Green issued to Southridge 10,230,000 shares of its common stock at a price of $0.0035 as a partial non-cash payment of the promissory note, resulting in a non-cash gain on settlement of debt of $39,195.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

On January 23, 2015, the Board of Directors approved the conversions of 3,900 shares of Series B Preferred shares into 4,924,242 shares of Common Stock. The shares were converted at prices per share of approximately $0.00396 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

As of March 31, 2015 and December 31, 2014, Green had 742,383 and 760,488 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock
Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

As of March 31, 2015 and December 31, 2014, Green had 246,568,747 and 195,414,505 shares of common stock issued and outstanding, respectively. This 51,154,242 increase of common shares is due to the conversion of 3,900 shares of Convertible Series B Preferred stock into 4,924,242 shares of Common Stock mentioned above; the partial conversion of the $75,000 promissory note to 10,230,000 shares mentioned above; and the exercising of 36,000,000 options issued (see Note 11 – Stock Based Compensation).

Note 11 – Stock-Based Compensation

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

On January 21, 2015, the Board of Directors approved a stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the “2015 Plan”) wherein common stock options are granted to employees of the Company. A total of 80,000,000 shares of the Company’s common stock (par value $0.0001) are authorized to be issued or granted to employees under the 2015 Plan. Employees as designated by the 2015 Plan include actual employees and others, consultants and advisors to the Company, its subsidiaries and the parent company. The 2015 Plan is designed to attract and retain employees.

As of March 31, 2015, the Company has granted 36,000,000 stock options to three employees for services provided to the Company. The stock based-compensation expense of $74,073 was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were approximately between: $0.0015 - $0.0027 exercise price, one year term, 162.49% – 164.25% volatility, and 0.17% – 0.26% risk free rates.

Under the 2015 Plan, the Company has granted stock options to three employees during the three months ended March 31, 2015 at option prices ranging from $0.0045 to $0.006 per share for an aggregate of 36,000,000 shares. Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000 appearing on the balance sheet as subscription receivable. The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum. The accrued interest receivable is included in notes receivable – current. For the three months ended March 31, 2015, there were no expired or cancelled grants. As of March 31, 2015, there were 44,000,000 and 470, 000 shares available for future stock-based compensation grants between the 2015 plan and the 2011 plan, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
March 31, 2015 (Unaudited)

Note 12 – Litigation

Southridge Partners II, LP, v. Green Endeavors, Inc. This action was filed on or about August 13, 2014 in the State Courts of Connecticut and was subsequently removed to the United States District Court, District of Connecticut, Case No. 3:13-cv-01358 (SRU). Suit was filed based upon the breach in the payment of promissory note in the face amount of $75,000 and the refusal by Green Endeavors to allow Southridge Partners to convert shares of preferred stock. Green Endeavors filed a counterclaim and an answer denying the claims to damages alleged by Southridge and seeking to recover damages resulting from Southridge’s Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and Negligent Misrepresentation-Fraud in the Inducement. On January 13, 2015, the parties entered into a Settlement Agreement and Release whereby they have settled the litigation (see Note 9 – “Settlement of Convertible Debt” for details of the agreement) As of March 31, 2015, the $75,000 amount owed to Southridge has been removed from the balance sheet per the settlement agreement.

Note 13 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the three months ended March 31, 2015 and for the year ended December 31, 2014 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 14 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the three months ended March 31, 2015, Green had negative working capital of $777,030 and a net loss of $277,796, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 15 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2014 and Form 10-Q for the quarter ended March 31, 2015. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of March 31, 2015, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

Aveda™ Lifestyle Salons can be distinguished from Aveda™ Concept Salons in that Aveda™ Lifestyle Salons are required to carry all of Aveda’s products and must meet a higher threshold for product sales than Aveda™ Concept Salons. An Aveda™ Lifestyle Salon is the highest level within the Aveda™ hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.

Salon operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy, which educates and prepares future staff about the culture, services, and products provided by the salon. The design of the salons is intended to look modern and feel comfortable, appealing to both genders, and all age groups.

Additional information on Landis can be found on its website at: www.landissalons.com.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the three month periods ended March 31, 2015 and 2014.

For the three months ended March 31, 2015, we owned and operated two wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

16

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended March 31, 2015 and 2014, we had net sales of $701,756 and $837,465, respectively. Our net sales decreased 135,709 or 16.2% for the three months ended March 31, 2015.

The following table shows the change in service revenue by salon for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,	Over Prior Fiscal Year
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$372,378	$437,151	$(64,773)	-14.8%
Marmalade	131,994	179,001	(47,007)	-26.3%
City Creek	145	415	(270)	-65.1%
Total Service Revenue	$504,517	$616,567	$(112,050)	-18.2%

As can be seen from the above table our three locations experienced a decline of 18.2% in service revenues for the three month period ending March 31, 2015 over the comparable period of service sales for 2014. This decrease is mostly due to reduced staffing wherein several of the of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists in the Landis II salon, as well as attrition and vacations.

The following table shows the change in product revenue by salon for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	March 31,	March 31,	Over Prior Fiscal Year
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$108,267	$123,388	$(15,121)	-12.3%
Marmalade	42,498	49,200	(6,702)	-13.6%
City Creek	46,474	48,310	(1,836)	-3.8%
Total Product Revenue	$197,239	$220,898	$(23,659)	-10.7%

As can be seen from the above table our three locations experienced a decline of 10.7% in product revenues for the three month period ended March 31, 2015 over the comparable period of product sales for 2014. This decline in product revenue growth is primarily due the Company's senior staff spending more time towards training programs for new artists. This, along with reduced service sales, reduces time available for sales of products.

Costs of Revenue

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
Revenue Type	2015	2014
Services	59.0%	60.1%
Product	55.9%	58.3%

The above table shows the cost of services revenue being 1.1% less for the three month period ended March 31, 2015 over the comparable period of service sales for 2014. This decrease in service cost is primary due to the Company having less staff employed, which generates less payroll expenses. The 2.4% decrease in product costs for the same comparable period is primarily due to less inventory shrinkage.

Operating Expenses

The following table shows general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014	Change
Salaries and wages	$181,907	$112,380	$69,527
Rent	49,207	52,738	(3,531)
Advertising	25,108	19,472	5,636
Credit card merchant fees	12,208	15,037	(2,829)
Insurance	12,759	15,229	(2,470)
Utilities and telephone	15,279	15,149	130
Professional services	96,961	78,609	18,352
Repairs and maintenance	3,149	9,910	(6,761)
Dues and subscriptions	8,514	6,634	1,880
Office expense	14,704	9,210	5,494
Travel	1,389	3,914	(2,525)
Investor relations and company promotion	37,564	8,265	29,299
Other	5,744	8,715	(2,971)
Total general and administrative expenses	$464,493	$355,262	$109,231

The above table shows an increase of $109,231 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages and investor relations and company promotion for an aggregate increase of $98,826 in the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014.

Depreciation expense for the three months ended March 31, 2015, was $32,648 compared to $32,926 for the comparable three months ended March 31, 2014. The relatively small decrease of $278 is primarily due to an increase in equipment fully depreciated prior to the three months ended March 31, 2015.

Other Expense

Other expense for the three months ended March 31, 2015, increased to $74,683 from $67,148 for the comparable three months ended March 31, 2014, an increase of $7,535. The increase is primarily attributable to the derivative fair value adjustment change was $38,146 loss and an increase in interest expense from non-related parties of $6,868 due to the new convertible notes payable offset by a change of $32,201 in gain on the settlement of debt and a decrease in interest expense from related parties of $4,026 during the three month period ending March 31, 2014 compared to the comparable period of 2015.

Liquidity and Capital Resources

Cash and Investments in marketable securities
As of March 31, 2015, our principal source of liquidity consisted of $154,970 of cash, compared to $100,628 as of December 31, 2014. Our primary sources of cash during the three month period ended March 31, 2015 were customer payments for salon services and products and proceeds from issuance of convertible promissory notes. Our primary uses of cash during the three month period ended March 31, 2015 were payments relating to salaries, rent, and other general operating expenses as well as payments of notes payable.

Working Capital
We had a working capital deficit of $777,030 as of March 31, 2015. Our current assets were $338,196, which consisted of $154,970 in cash, $12,096 in accounts receivable, $142,756 in inventory, and 1,034 in notes receivable. Our total assets were $735,629, which included $372,958 in property and equipment (net), and $51,815 in other assets. Our current liabilities were $1,115,226, including $397,201 in accounts payable and accrued expenses, $111,390 in amounts due to related parties, $292,304 in the current portion of convertible notes and notes payable and capital leases payable, $54,020 in deferred revenue, and a $161,870 derivative liability. Our long-term liabilities were $2,316,793. Our total stockholders’ deficit at March 31, 2015 was $2,696,390.

Working capital decreased by $120,873 as of March 31, 2015, compared to December 31, 2014 primarily due to the various changes in current assets and current liabilities that net to the overall change in working capital for the three month period.

Cash Flows from Operating Activities
Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash used in operating activities for the three month period ended March 31, 2015 was $96,048 compared to $52,439 provided by operating activities for the three months ended March 31, 2014. This $148,487 change in cash is made up of several changes in the operating activities of the Company the most significant of which $41,067 and $85,300 more cash used for accounts payable and accrued expenses and amounts due to related parties, respectively.

Cash Flows from Investing Activities
Cash flow used in investing activities for the three months ended March 31, 2015 was $3,454 compared to $19,473 for the three months ended March 31, 2014, a $16,019 difference. The change was due to fewer purchases of property and equipment.

Cash Flows from Financing Activities
Cash flow provided by financing activities for the three months ended March 31, 2015 was $153,844 compared to $3,869 used in financing activities for the three months ended March 31, 2014, a change of $157,713. For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, there was $153,941 more in the proceeds of new debt issuances offset by $3,772 more in payments made for debt obligations.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $777,030 as of March 31, 2015. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

8% Series A Senior Subordinated Convertible Redeemable Debentures
On April 30, 2008, we entered into a stock transfer agreement with our parent company SAKL and SAKL’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. The debenture holder has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice. In February of 2011, DHI transferred the Debenture to SAKL in exchange for the release of debt obligations owed to SAKL by DHI and SAKL is the current holder of the Debenture.

We do not intend to pay cash dividends in the foreseeable future.

We expect to purchase property or equipment as part of our normal ongoing operations.

Going Concern

Our audit opinion for the year ended December 31, 2014 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

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

Based on evaluation as of March 31, 2015, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2014 and 2013, occurred during the three months ended March 31, 2015.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the years ended December 31, 2014 and 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 80,000,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $0.0045 to $0.006 per share for an aggregate of 36,000,000 shares. Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000 included in subscription receivable. The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B Preferred Stock held by an investor into 4,924,242 shares of Common Stock. The shares were converted at $0.00396 per share based on the conversion provisions for the Series B Preferred Stock designation.

On January 26, 2015, pursuant to a Securities Purchase Agreement, Green issued a $64,000 Convertible Promissory Note (the "Note") to KBM Worldwide, Inc. (“KBM”) that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be converted into Green’s common shares, at the holder’s option, at the conversion rate of 58% of a market price (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion, subject to a limitation that KBM and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

On March 25, 2015, pursuant to a Securities Purchase Agreement, Green issued a $34,000 Convertible Promissory Note (the "Note") to LG Capital Funding, LLC (“LGCF") that matures March 25, 2016. The Note bears interest at a rate of 8% per annum and can be converted into Green’s common shares, at the holder’s option, at the conversion rate of 58% of a market price (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the trading day of the conversion notice date, subject to a limitation that LGCF and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

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

GREEN ENDEAVORS, INC.
(Registrant)

DATE: May 26, 2015
By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director