Form 10-Q
period 2015-06-30
Green Endeavors, Inc.
filed 2015-08-19
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On August 19, 2015, approximately 297,568,747 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$83,915	$100,628
Certificate of Deposit	-	28,660
Accounts receivable	11,518	15,764
Inventory	133,393	152,758
Prepaid expenses	22,630	22,800
Notes receivable - current	1,037	-
Total current assets	252,493	320,610

Property, plant, and equipment, net of accumulated depreciation of $795,597 and $727,328, respectively	342,450	402,152
Other assets	24,475	24,475
Total Assets	$619,418	$747,237

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$394,314	$336,569
Deferred revenue	60,393	62,755
Deferred rent	98,716	103,174
Due to related parties	108,751	77,132
Derivative liability	213,370	31,424
Current portion of notes payable	208,110	181,762
Current portion of notes payable, related party	67,439	52,250
Current portion of capital lease obligations	20,499	21,701
Current portion of convertible notes payable, net of debt discount of $51,192 and $0, respectively	81,808	110,000
Total current liabilities	1,253,400	976,767

Long-Term Liabilities:
Notes payable	72,702	114,147
Notes payable, related party	17,749	-
Capital lease obligations	3,765	12,945
Convertible debentures, related party, net of debt discount of $35,479 and $41,741, respectively	2,178,112	2,171,850
Total long-term liabilities	2,272,328	2,298,942
Total Liabilities	3,525,728	3,275,709

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 742,383 and 760,488 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	743	760
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2015, and December 31, 2014	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 270,568,747 and 195,414,505 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	27,056	19,541
Subscription receivable	(109,300)	-
Additional paid-in capital	1,000,035	643,547
Accumulated deficit	(3,834,844)	(3,202,320)
Total stockholders’ deficit	(2,906,310)	(2,528,472)
Total Liabilities and Stockholders’ Deficit	$619,418	$747,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Services, net of discounts	$551,140	$628,859	$1,055,657	$1,245,426
Product, net of discounts	207,252	217,550	404,491	438,448
Total revenue	758,392	846,409	1,460,148	1,683,874

Costs and expenses:
Cost of services	326,869	342,817	624,312	713,301
Cost of product	118,516	136,704	228,801	265,507
Depreciation	35,622	33,105	68,270	66,031
General and administrative	422,605	313,426	887,098	668,688
Total costs and expenses	903,612	826,052	1,808,481	1,713,527
Income (loss) from operations	(145,220)	20,357	(348,333)	(29,653)

Other income (expenses):
Interest income	2,458	210	3,567	417
Interest expense	(44,829)	(11,011)	(82,791)	(42,105)
Interest expense, related parties	(47,212)	(48,595)	(92,951)	(98,360)
Gain (loss) on derivative fair value adjustment	(51,500)	24,254	(81,880)	32,020
Gain on settlement of debt	71,025	205,200	110,220	212,194
Loss on settlement of subscription receivable	(139,304)	-	(139,304)	-
Other expense	(146)	(1,141)	(1,052)	(2,397)
Total other income (expenses)	(209,508)	168,917	(284,191)	101,769
Income (loss) before income taxes	(354,728)	189,274	(632,524)	72,116
Provision for income taxes	-	-	-	-
Net income (loss)	$(354,728)	$189,274	$(632,524)	$72,116

Net income (loss) per common share – basic and diluted
Basic:
Basic earnings per common share	$(0.00)	$0.00	$(0.00)	$0.00
Weighted-average common shares outstanding	255,253,830	195,355,209	245,206,155	184,266,206
Diluted:
Diluted earnings per common share	N/A	$0.00	N/A	$0.00
Weighted-average common shares outstanding	255,253,830	2,106,065,006	245,206,155	2,094,976,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities:
Net income (loss)	$(632,524)	$72,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	68,270	66,031
Debt discount amortization	49,118	25,791
Stock-based compensation	124,405	-
Gain on settlement of debt	(110,220)	(212,194)
Loss on settlement of subscription receivable	139,304	-
(Gain) loss on derivative liability fair value adjustment	81,880	(32,020)
Initial derivative expense	6,018	-

Changes in operating assets and liabilities:
Accounts receivable	4,246	4,805
Notes receivable	(1,037)	-
Certificate of deposit	28,660	-
Inventory	19,365	6,887
Prepaid expenses	170	-
Other assets	-	(18,527)
Accounts payable and accrued expenses	57,746	80,437
Due to related parties	31,619	12,193
Deferred rent	(4,458)	(2,617)
Deferred revenue	(2,362)	(10,250)
Net cash used in operating activities	(139,800)	(7,348)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(8,567)	(19,473)
Net cash used in investing activities	(8,567)	(19,473)

Cash Flows from Financing Activities:
Payments made on notes payable	(97,978)	(26,899)
Payments made on notes payable, related party	(2,144)	(38,395)
Payments made on capital lease obligations	(10,382)	(8,799)
Proceeds from issuance of notes payable	82,880	12,021
Proceeds from issuance of notes payable, related party	35,082	-
Proceeds from issuance of convertible notes payable	98,000	-
Proceeds from issuance of stock options	26,196	-
Proceeds from issuance of convertible series B preferred stock	-	75,000
Net cash provided by financing activities	131,654	12,928

Capital decrease in cash	(16,713)	(13,893)

Cash at beginning of period	100,628	105,984

Cash at end of period	$83,915	$92,091

Supplemental cash flow information:
Cash paid during the period for:
Interest	$89,192	$11,120
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$94,048	$-
Conversion of Series B preferred shares to common stock	$492	$2,850
Return of Series B preferred stock	$14	$-
Exercised options for stock subscription	$274,800	$-
Conversion of debt	$35,805	$-

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2015 (Unaudited)

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

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2015.

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
June 30, 2015 (Unaudited)

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2015 and December 31, 2014, Green had no cash equivalents.

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

For the six month periods ended June 30, 2015 and 2014, Green recorded depreciation expense of $68,270 and $66,031, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the six month periods ended June 30, 2015 and 2014.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of June 30, 2015 and December 31, 2014, deferred revenue was $60,393 and $62,755, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the six month period ended June 30, 2015 and 2014, advertising costs amounted to $63,603 and $45,589, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of June 30, 2015 and December 31, 2014, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2015, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were approximately 5,142,722,303 such potentially dilutive shares excluded as of June 30, 2015.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the June 30, 2015 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of June 30, 2015 and December 31, 2014, inventory amounted to $133,393 and $152,758, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of June 30, 2015:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$26,341	$12,906
Construction in process	1,512	-	1,512
Leasehold improvements	639,254	448,156	191,098
Furniture and fixtures	27,201	23,740	3,461
Leased equipment	76,298	46,433	29,865
Equipment	281,188	202,187	79,001
Vehicle	48,193	36,145	12,048
Signage	25,154	12,595	12,559
Total	$1,138,047	$795,597	$342,450

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2014:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$22,189	$17,058
Construction in process	24,905	-	24,905
Leasehold improvements	625,004	410,010	214,994
Furniture and fixtures	27,201	22,117	5,084
Leased equipment	76,298	38,803	37,495
Equipment	263,478	190,114	73,364
Vehicle	48,193	32,703	15,490
Signage	25,154	11,392	13,762
Total	$1,129,480	$727,328	$402,152

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	Inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$213,370	$-	$213,370	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$31,424	$-	$31,424	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 6 - Derivative liability)

Note 6 – Derivative Liability

As of June 30, 2015, the Company had a $213,370 derivative liability balance on the balance sheet, and for the six months ended June 30, 2015, the Company recorded an $81,880 loss from derivative liability fair value adjustment. The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On June 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $61,470 and recorded a $30,046 loss from change in fair value of derivative for the six month period ended June 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 192.84%, (3) risk-free interest rate of 0.11%, (4) expected life of .50 years, and (5) estimated fair value of Green’s common stock of $0.0020 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

KBM Worldwide, Inc.
As discussed in Note 8 – “Debt”, on January 26, 2015, Green issued a $64,000 Convertible Promissory Note to KBM Worldwide, Inc. (“KBM Note”) that matures October 28, 2015. The KBM Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green’s common shares during the ten-day period ending one day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the KBM Note is amortized over the life of the note (approximately nine months). On June 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the KBM Note and determined an aggregate fair value of $93,544 and recorded a $33,496 loss from change in fair value of derivative for the six month period ended June 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 175.78%, (3) risk-free interest rate of 0.10%, (4) expected life of .33 years, and (5) estimated fair value of Green’s common stock of $0.0020 per share.

LG Capital Funding, LLC
As discussed in Note 8 – “Debt”, on March 25, 2015, Green issued a $34,000 Convertible Promissory Note to LG Capital Funding, LLC (“LGCF Note”) that matures March 25, 2016. The LGCF Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the LGCF Note is amortized over the life of the note (approximately twelve months). On June 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the LGCF Note and determined an aggregate fair value of $58,356 and recorded an $18,338 loss from change in fair value of derivative for the six month period ended June 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 192.93%, (3) risk-free interest rate of 0.195%, (4) expected life of 0.74 years, and (5) estimated fair value of Green’s common stock of $0.0020 per share.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

Note 7 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company SAKL and SAKL’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, SAKL converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, SAKL sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of June 30, 2015 and December 31, 2014, the entire amount is considered long-term. The following table shows the related party debenture and the amortized debt discount amounts:

	June 30,	December 31,
	2015	2014
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,213,591
Debt discount	(35,479)	(41,741)
Convertible debenture, net of debt discount	$2,178,112	$2,171,850

As of June 30, 2015 and December 31, 2014, the principal balance of related party convertible debentures was $2,213,591. As of June 30, 2015 the balance of accrued interest was $22,281 which is included in amounts due to related parties.

As of June 30, 2015 and December 31, 2014, amounts due to related parties are $108,751 and $77,132, respectively. The $108,751 consists of $22,281 in accrued interest on the convertible debenture, $4,633 of accrued interest for the notes payable to Richard Surber, and $81,837 from various amounts owed to SAKL and its subsidiaries. The $77,132 consists of $3,704 of accrued interest for the note payable to Richard Surber and $73,428 from various amounts owed to SAKL's subsidiaries.

Richard Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $108,603. Subsequent to June 30, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

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

On May 6, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Diversified Holdings X, Inc., a corporation owned solely by Richard Surber, President, CEO and Director of Green, in the principal amount of $10,000 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of May 6, 2016, and requires a single payment of $10,000 plus accrued interest.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

Note 8 –Debt

During the six month period ending June 30, 2015, the Company has entered into five new loan agreements in the total amount of $215,962.

A summary of the new note payable as of June 30, 2015 and December 31, 2014 is as follows:

	Interest	Maturity	June 30,	December 31,
Creditor	Rate	Date	2015	2014
American Express Bank, FSB (1)	11.13%	2/3/2017	$67,337	$-
Total			67,337	-
Less: Current portion			(40,223)	-
Long-term portion			$27,113	$-

A summary of the new convertible notes payable as of June 30, 2015 and December 31, 2014 is as follows:

	Interest	Maturity	June 30,	December 31,
Creditor	Rate	Date	2015	2014
KBM Worldwide, Inc. (2)	8.00%	10/28/2015	$64,000	$-
LG Capital Funding, LLC (3)	8.00%	3/25/2016	34,000	-
Debt discount - convertible notes, net			(51,192)	-
Total, net			46,808	-
Less: Current portion			(46,808)	-
Long-term portion			$-	$-

A summary of the new related party note payable as of June 30, 2015 and December 31, 2014 is as follows:

	Interest	Maturity	June 30,	December 31,
Creditor	Rate	Date	2015	2014
Richard D. Surber (related party) (4)	18.00%	3/12/2018	$23,629	$-
Diversified Holdings X, Inc. (5)	18.00%	5/06/2016	9,309	-
Total			32,938	-
Less: Current portion			(15,189)	-
Long-term portion			$17,749	$-

(1)
On February 3, 2015, the Landis Salons II, Inc. entered into a loan agreement with American Express Bank, FSB in the amount of $74,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 30% of the American Express credit card sales receipts that are collected each month. The loan requires a prepaid interest charge that is 12% ($8,880) of the $74,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $82,880. As of June 30, 2015, the loan balance was $67,337. Payments made during the six months ended June 30, 2015, amounted to $15,544.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

(2)
On January 26, 2015, pursuant to a Securities Purchase Agreement, Green issued a $64,000 Convertible Promissory Note (the "Note") to KBM Worldwide, Inc. (“KBM”) that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58%of the market price (a 42% discount) of the average of the three lowest trading price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion, subject to a limitation that KBM and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The embedded derivative for the KBM Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the KBM note was $60,048, which was recorded on the balance sheet. $60,048 was recorded as a debt discount on the balance sheet and $0 was recorded as a credit to non-cash interest expense. As of June 30, 2015, the balance of the note was $64,000 and the balance of the debt discount was $26,203. No payments were made on the note during the six months ended June 30, 2015.

(3)
On March 25, 2015, pursuant to a Securities Purchase Agreement, Green issued a $34,000 Convertible Promissory Note (the "Note") to LG Capital Funding, LLC (“LGCF") that matures March 25, 2016. The Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion, subject to a limitation that LGCF and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. The embedded derivative for the LGCF Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the LGCF note was $40,018, which was recorded on the balance sheet. $34,000 was recorded as a debt discount on the balance sheet and $6,018 was recorded as non-cash interest expense. As of June 30, 2015, none of the note had been converted into shares of common stock. As of June 30, 2015, the balance of the note was $34,000 and the balance of the debt discount was $24,989. No payments have been made on the note as of June 30, 2015.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

(4)
On March 24, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Richard Surber, President, CEO and Director of Green, in the principal amount of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of March 12, 2018, and requires monthly payments of $806. The Company shall be credited for satisfaction of the note for any payment that it makes of a loan that Mr. Surber is obligated to pay to Upstart Network, Inc., the reported source of the funds loan to the Company by Mr. Surber. As of June 30, 2015, the balance of the note was $23,629. Payments made during the six months ended June 30, 2015, amounted to $1,453.

(5)
On May 6, 2015, Landis Salons, Inc. (the "Company") issued a promissory note to Diversified Holdings X, Inc. a corporation solely owned by Richard Surber, President, CEO and Director of Green, in the principal amount of $10,000 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of May 6, 2016, and requires a single payment of $10,000 plus accrued interest. As of June 30, 2015, the balance of the note was $9,309. Payments made during the six months ended June 30, 2015, amounted to $691. Mr. Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the company and its operating subsidiaries.

As of June 30, 2015, Mr. Surber is a personal guarantor to various notes payable by the Company with remaining principal balances of $108,603. Subsequent to June 30, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 9 – Settlement of Convertible Note Payable

On January 13, 2015, Green Endeavors entered into a Settlement Agreement and Release for the litigation between itself and Southridge Partners as described in Note 10 below (also see 10-K, filed April 7, 2015 for years ending December 31, 2014 and 2013, Note 14 – Litigation). The settlement required that Southridge deliver to Green 14,205 shares of Green's series B preferred convertible stock and deliver, release, and mark satisfied in full the August 15, 2013, $75,000 promissory note that Green had issued to Southridge for a value of $71,025. In return, on January 14, 2015 Green issued to Southridge 10,230,000 shares of its common stock at a price of $0.0035 for a value of $35,805, resulting in a non-cash gain on settlement of debt of $110,220. Certain portions were classified in the three months ended June 30, 2015 as a correction to properly value the gain on settlement.

Note 10 – Stockholders’ Deficit

Preferred Stock
Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of June 30, 2015, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

During the six month period ended June 30, 2015, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of both June 30, 2015 and December 31, 2014, Green had 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

On January 13, 2015, Green Endeavors entered into a Settlement Agreement and Release for the litigation between itself and Southridge Partners as described in Note 9 above. The settlement required that Southridge deliver to Green 14,205 shares of Green's series B preferred convertible stock and deliver, release, and mark satisfied in full the August 15, 2013, $75,000 promissory note that Green had issued to Southridge. In return, on January 14, 2015 Green issued to Southridge 10,230,000 shares of its common stock at a price of $0.0035 as a partial non-cash payment of the promissory note, resulting in a non-cash gain on settlement of debt of $110,220.

On January 23, 2015, the Board of Directors approved the conversions of 3,900 shares of Series B Preferred shares into 4,924,242 shares of Common Stock. The shares were converted at prices per share of approximately $0.00396 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

As of June 30, 2015 and December 31, 2014, Green had 742,383 and 760,488 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock
Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

As of June 30, 2015 and December 31, 2014, Green had 270,568,747 and 195,414,505 shares of common stock issued and outstanding, respectively. This 75,154,242 increase of common shares is due to the conversion of 3,900 shares of Convertible Series B Preferred stock into 4,924,242 shares of Common Stock mentioned above; the partial conversion of the $75,000 promissory note to 10,230,000 shares mentioned above; and the exercising of 60,000,000 options issued (see Note 11 – Stock Based Compensation).

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

As of June 30, 2015, the Company has granted 60,000,000 stock options to four employees and one independent contractor for services provided to the Company. The stock based-compensation expense of $124,405 was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were approximately between: $0.0032 - $0.0060 exercise price, one year term, 160.93% – 164.25% volatility, and 0.17% – 0.26% risk free rates.

Under the 2015 Plan, the Company has granted stock options to four employees and one independent contractor during the six months ended June 30, 2015 at option prices ranging from $0.0032 to $0.0060 per share for an aggregate of 60,000,000 shares. Each of the four employees and the consultant exercised the options on the same day they were granted by each issuing a promissory note to the Company in the aggregate amount of $274,800 appearing on the balance sheet as subscription receivable. The promissory notes mature 12 months from their issuance date and the Company is entitled to 4% interest per annum. The accrued interest receivable is included in notes receivable – current. For the six months ended June 30, 2015, there were no expired or cancelled grants. As of June 30, 2015, there were 20,000,000 and 470, 000 shares available for future stock-based compensation grants between the 2015 plan and the 2011 plan, respectively.

Subsequent to June 30, 2015, management determined that a portion of the subscription receivable would be uncollectible due to the difference between exercise and market prices of the options granted. The company executed forgiveness of the remainder on three subscriptions receivable in the aggregate amount of $139,304. This amount has been allowed for and is reflected on the income statement under Loss on settlement of subscription receivable. The settlements and release of claim were executed between July 8, 2015 and August 12, 2015. (See also Note 15 – Subsequent events.)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
June 30, 2015 (Unaudited)

Note 12 – Litigation

Southridge Partners II, LP, v. Green Endeavors, Inc. This action was filed on or about August 13, 2014 in the State Courts of Connecticut and was subsequently removed to the United States District Court, District of Connecticut, Case No. 3:13-cv-01358 (SRU). Suit was filed based upon the breach in the payment of promissory note in the face amount of $75,000 and the refusal by Green Endeavors to allow Southridge Partners to convert shares of preferred stock. Green Endeavors filed a counterclaim and an answer denying the claims to damages alleged by Southridge and seeking to recover damages resulting from Southridge’s Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and Negligent Misrepresentation-Fraud in the Inducement. On January 13, 2015, the parties entered into a Settlement Agreement and Release whereby they have settled the litigation (see Note 9 – “Settlement of Convertible Debt” for details of the agreement) As of June 30, 2015, the $75,000 amount owed to Southridge has been removed from the balance sheet per the settlement agreement.

Note 13 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the six months ended June 30, 2015 and for the year ended December 31, 2014 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 14 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the six months ended June 30, 2015, Green had negative working capital of $1,000,907 and a net loss of $632,524, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 15 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

On July 8, 2015, the Board of Directors approved the conversions of 5,076 shares of Series B Preferred shares into 13,500,000 shares of Common Stock. The shares were converted at prices per share of approximately $0.00188 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On July 8, 2015, the Board of Directors approved a settlement where $34,330 of the subscription receivable was forgiven and accepted $20,040 as payment in full.

On July 9, 2015, the Board of Directors approved an amendment to the stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the “2015 Plan”) wherein common stock options are granted to employees of the Company. A total of 100,000,000 additional shares of the Company’s common stock (par value $0.0001) are authorized to be issued or granted to employees under the Amendment to the 2015 Plan.

On July 9, 2015 the Board of Directors approved a grant of 13,500,000 shares pursuant to the S-8 Registration Statement and 2015 Benefit Plan of Green Endeavors Inc. The shares were issued based on an option price of $0.0015 per share. The employee exercised the options on the same day they were granted by issuing a promissory note to the Company that will appear on the balance sheet as a subscription receivable. The promissory note matures 12 months from its issuance date and the Company is entitled to 4% interest per annum.

On July 29, 2015, the Board of Directors approved a settlement on $72,000 subscription receivable for payments of $24,200 as satisfaction in full.

On July 29, 2015, pursuant to a Securities Purchase Agreement, Green issued a $200,000 Convertible Promissory Note (the "Note") to JMJ Financial (“JMJ”) that matures two years from the date of each funding. The Note bears interest at a rate of 0% per annum for the first 90 days and 12% per annum thereafter, and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 60% of the market price (a 40% discount) of the lowest trading price of Green’s common shares during the twenty-day period ending one trading day prior to the date of the conversion, or $0.002, whichever is lesser, subject to a limitation that JMJ and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

On August 12, 2015, the Board of Directors approved a settlement on $72,000 subscription receivable for payments of $17,542 as satisfaction in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2014 and Form 10-Q for the quarter ended June 30, 2015. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of June 30, 2015, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the six month periods ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended June 30, 2015 and 2014, we had net sales of $758,392 and $846,409, respectively. For the six month periods ended June 30, 2015 and 2014, we had net sales of $1,460,148 and $1,683,874, respectively.

Three months ended June 30, 2015 and 2014

The following table shows the change in service revenue by salon for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$402,743	$431,617	$(28,874)	-6.7%
Marmalade	148,047	197,062	(49,015)	-24.9%
City Creek	350	180	170	94.4%
Total Service Revenue	$551,140	$628,859	$(77,719)	-12.4%

As can be seen from the above table our three locations experienced a decline of 12.4% in service revenues for the three month period ending June 30, 2015 over the comparable period of service sales for 2014. This decrease is mostly due to reduced staffing resulting from several of the of the senior stylists, who produce above average revenue, performing other non-revenue producing activities such as training new artists in the Landis II salon as well as attrition and vacations.

The following table shows the change in product revenue by salon for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$116,857	$118,758	$(1,901)	-1.6%
Marmalade	46,378	50,277	(3,899)	-7.8%
City Creek	44,017	48,515	(4,498)	-9.3%
Total Product Revenue	$207,252	$217,550	$(10,298)	-4.7%

As can be seen from the above table our three locations experienced a decline of 4.7% in product revenues for the six month period ended June 30, 2015 over the comparable period of product sales for 2014. This decline in product revenue growth is primarily due to the Company's senior staff spending more time towards training programs for new artists. This, along with reduced service sales, reduces time available for sales of products.

Six months ended June 30, 2015 and 2014

The following table shows the change in service revenue by salon for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$775,121	$869,208	$(94,087)	-10.8%
Marmalade	280,041	375,783	(95,742)	-25.5%
City Creek	495	435	60	13.8%
Total Service Revenue	$1,055,657	$1,245,426	$(189,769)	-15.2%

As can be seen from the above table our three locations experienced a decline of 15.2% in service revenues for the six month period ending June 30, 2015 over the comparable period of service sales for 2014. This decrease is mostly due to reduced staffing resulting from several of the of the senior stylists, who produce above average revenue, performing other non-revenue producing activities such as training new artists in the Landis II salon as well as attrition and vacations.

The following table shows the change in product revenue by salon for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended		Increase (Decrease)
	June 30,	June 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$225,124	$241,933	$(16,809)	-6.9%
Marmalade	88,876	99,757	(10,881)	-10.9%
City Creek	90,491	96,758	(6,267)	-6.5%
Total Product Revenue	$404,491	$438,448	$(33,957)	-7.7%

As can be seen from the above table our three locations experienced a decline of 7.7% in product revenues for the six month period ended June 30, 2015 over the comparable period of product sales for 2014. This decline in product revenue growth is primarily due the Company's senior staff spending more time towards training programs for new artists. This, along with reduced service sales, reduces time available for sales of products.

Costs of Revenue

Three months ended June 30, 2015 and 2014

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,	June 30,
Revenue Type	2015	2014
Services	59.3%	54.5%
Product	57.2%	62.8%

The above table shows the cost of services revenue being 4.8% increase for the three month period ended June 30, 2015 over the comparable period of service sales for 2014. This increase in service cost is primary due to the Company having more staff employed, which generates more payroll expenses. The 5.6% decrease in product costs for the same comparable period is primarily due to less inventory shrinkage.

Six months ended June 30, 2015 and 2014

The following table shows cost of revenue by type as a percentage of related revenue for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,
Revenue Type	2015	2014
Services	59.1%	57.3%
Product	56.6%	60.6%

The above table shows the cost of services revenue being 1.8% more for the six month period ended June 30, 2015 over the comparable period of service sales for 2014. This increase in service cost is primary due to the Company having more staff employed, which generates more payroll expenses. The 4.0% decrease in product costs for the same comparable period is primarily due to less inventory shrinkage.

Operating Expenses

Three months ended June 30, 2015 and 2014

The following table shows general and administrative expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,	June 30,
	2015	2014	Change
Salaries and wages	$151,687	$106,944	$44,743
Rent	52,927	52,905	22
Advertising	38,495	26,117	12,378
Credit card merchant fees	13,077	5,988	7,089
Insurance	12,690	15,794	(3,104)
Utilities and telephone	12,420	14,585	(2,165)
Professional services	40,513	51,057	(10,544)
Repairs and maintenance	7,565	7,892	(327)
Dues and subscriptions	9,457	6,106	3,351
Office expense	14,636	13,598	1,038
Travel	1,827	884	943
Investor relations and company promotion	54,899	975	53,924
Other	12,412	10,581	1,831
Total general and administrative expenses	$422,605	$313,426	$109,179

The above table shows an increase of $109,179 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages and investor relations and company promotion for an aggregate increase of $98,667 in the three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.

Depreciation expense for the three months ended June 30, 2015, was $35,622 compared to $33,105 for the comparable three months ended June 30, 2014. The increase of $2,517 is primarily due to an increase in new equipment.

Six months ended June 30, 2015 and 2014

The following table shows general and administrative expenses for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,	Change
	2015	2014
Salaries and wages	$333,594	$219,324	$114,270
Rent	102,134	105,643	(3,509)
Advertising	63,603	45,589	18,014
Credit card merchant fees	25,285	21,025	4,260
Insurance	25,449	31,023	(5,574)
Utilities and telephone	27,699	29,734	(2,035)
Professional services	137,474	129,666	7,808
Repairs and maintenance	10,714	17,802	(7,088)
Dues and subscriptions	17,971	12,740	5,231
Office expense	29,340	22,808	6,532
Travel	3,216	4,798	(1,582)
Investor relations and company promotion	92,463	9,240	83,223
Other	18,156	19,296	(1,140)
Total General and administrative expenses	$887,098	$668,688	$218,410

The above table shows an increase of $218,410 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages and investor relations and company promotion for an aggregate increase of $197,493 in the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014.

Depreciation expense for the six months ended June 30, 2015, was $68,270 compared to $66,031 for the comparable six months ended June 30, 2014. The increase of $2,239 is primarily due to an increase in new equipment purchased.

Other Expense

Three months ended June 30, 2015 and 2014

Other expense for the three months ended June 30, 2015, increased to $209,508 from income of $168,917 for the comparable three months ended June 30, 2014, a change of $378,425. The increase is primarily attributable to the derivative fair value adjustment change which created a $75,754 increased loss, an increase in interest expense from non-related parties of $33,818 due to the new convertible notes payable, a change of $134,175 in gain on the settlement of debt, and a change in loss on settlement of subscription receivable of $139,304 during the three month period ending June 30, 2014 compared to the comparable period of 2015.

Six months ended June 30, 2015 and 2014

Other expense for the six months ended June 30, 2015, increased to $284,191 from income of $101,769 for the comparable six months ended June 30, 2014, an increase of $385,960 in expenses. The increase is primarily attributable to the derivative fair value adjustment change which created a $113,900 increased loss, an increase in interest expense from non-related parties of $40,686 due to the new convertible notes payable, a change of $101,974 in gain on the settlement of debt, and a change in loss on settlement of subscription receivable of $139,304 during the six month period ending June 30, 2014 compared to the comparable period of 2015.

Liquidity and Capital Resources

Cash and Investments in marketable securities
As of June 30, 2015, our principal source of liquidity consisted of $83,915 of cash, compared to $100,628 as of December 31, 2014. Our primary sources of cash during the six month period ended June 30, 2015 were customer payments for salon services and products and proceeds from issuance of convertible promissory notes. Our primary uses of cash during the six month period ended June 30, 2015 were payments relating to salaries, rent, and other general operating expenses as well as payments of notes payable.

Working Capital
We had a working capital deficit of $1,000,907 as of June 30, 2015. Our current assets were $252,493, which consisted of $83,915 in cash, $11,518 in accounts receivable, $133,393 in inventory, $22,630 in prepaid expenses and $1,037 in notes receivable. Our total assets were $619,418, which included $342,450 in property and equipment (net), and $24,475 in other assets. Our current liabilities were $1,253,400, including $394,314 in accounts payable and accrued expenses; $108,751 in amounts due to related parties; $310,417 in the current portion of convertible notes, notes payable, and capital leases payable; $60,393 in deferred revenue, and a $213,370 derivative liability. Our long-term liabilities were $2,272,328. Our total stockholders’ deficit at June 30, 2015 was $2,906,310.

Working capital decreased by $344,750 as of June 30, 2015, compared to December 31, 2014 primarily due to the various changes in current assets and current liabilities that net to the overall change in working capital for the six month period.

Cash Flows from Operating Activities
Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash used in operating activities for the six month period ended June 30, 2015 was $139,800 compared to $7,348 used in operating activities for the six months ended June 30, 2014. This $132,452 change in cash is made up of several changes in the operating activities of the Company the most significant of which $22,691 more cash used for accounts payable and accrued expenses. The remainder was a result of the net loss adjusted after removing non-cash items.

Cash Flows from Investing Activities
Cash flow used in investing activities for the six months ended June 30, 2015 was $8,567 compared to $19,473 for the six months ended June 30, 2014, a $10,906 difference. The change was due to fewer purchases of property and equipment.

Cash Flows from Financing Activities
Cash flow provided by financing activities for the six months ended June 30, 2015 was $131,654 compared to $12,928 provided by financing activities for the six months ended June 30, 2014, a change of $118,726. For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, there was $203,941 more in the proceeds of new debt issuances offset by $36,411 more in payments made for debt obligations and 48,824 less in proceeds from stock issuances.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,000,907 as of June 30, 2015. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

Based on evaluation as of June 30, 2015, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2014 and 2013, occurred during the six months ended June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 80,000,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to April 27, 2015 at option prices ranging from $0.0032 to $0.0060 per share for an aggregate of 60,000,000 shares. Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $274,800 included in subscription receivable. The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

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

On July 8, 2015, the Board of Directors approved the conversions of 5,076 shares of Series B Preferred shares into 13,500,000 shares of Common Stock. The shares were converted at prices per share of approximately $0.00188 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On July 8, 2015, the Board of Directors approved a settlement where $34,330 of the subscription receivable was forgiven and accepted $20,040 as payment in full.

On July 9, 2015, the Board of Directors approved an amendment to the stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the “2015 Plan”) wherein common stock options are granted to employees of the Company. A total of 100,000,000 additional shares of the Company’s common stock (par value $0.0001) are authorized to be issued or granted to employees under the Amendment to the 2015 Plan.

On July 9, 2015 the Board of Directors approved a grant of 13,500,000 shares pursuant to the S-8 Registration Statement and 2015 Benefit Plan of Green Endeavors Inc. The shares were issued based on an option price of $0.0015 per share. The employee exercised the options on the same day they were granted by issuing a promissory note to the Company that will appear on the balance sheet as a subscription receivable. The promissory note matures 12 months from its issuance date and the Company is entitled to 4% interest per annum.

On July 29, 2015, the Board of Directors approved a settlement on $72,000 subscription receivable for payments of $24,200 as satisfaction in full.

On July 29, 2015, pursuant to a Securities Purchase Agreement, Green issued a $200,000 Convertible Promissory Note (the "Note") to JMJ Financial (“JMJ”) that matures two years from the date of each funding. The Note bears interest at a rate of 0% per annum for the first 90 days and 12% per annum thereafter, and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 60% of the market price (a 40% discount) of the lowest trading price of Green’s common shares during the twenty-day period ending one trading day prior to the date of the conversion, or $0.002, whichever is lesser, subject to a limitation that JMJ and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

On August 12, 2015, the Board of Directors approved a settlement on $72,000 subscription receivable for payments of $17,542 as satisfaction in full.

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

GREEN ENDEAVORS, INC. (Registrant)

DATE: August 19, 2015	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director