Form 10-Q
period 2015-09-30
Green Endeavors, Inc.
filed 2015-11-16
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On November 4, 2015, approximately 445, 917,936 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash	$53,550	$100,628
Certificate of deposit, restricted	-	28,660
Accounts receivable	12,729	15,764
Inventory	119,172	152,758
Note receivable, related party	202,974	-
Prepaid expenses	26,187	22,800
Notes receivable - current	735	-
Total current assets	415,347	320,610

Property, plant, and equipment, net of accumulated depreciation of $830,115 and $727,328, respectively	307,932	402,152
Other assets	24,475	24,475
Total Assets	$747,754	$747,237

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$385,693	$336,569
Deferred revenue	56,241	62,755
Deferred rent	92,716	103,174
Due to related parties	144,524	77,132
Derivative liability	223,441	31,424
Current portion of notes payable	417,872	181,762
Current portion of notes payable, related party	67,710	52,250
Current portion of capital lease obligations	15,491	21,701
Current portion of convertible notes payable, net of debt discount of $18,514 and $0, respectively	99,486	110,000
Total current liabilities	1,503,174	976,767

Long-Term Liabilities:
Notes payable	34,764	114,147
Notes payable, related party	16,110	-
Convertible notes payable, net of debt discount of $35,718 and $0, respectively	2,782
Capital lease obligations	-	12,945
Convertible debentures, related party, net of debt discount of $32,349 and $41,741, respectively	2,181,242	2,171,850
Total long-term liabilities	2,234,898	2,298,942
Total Liabilities	3,738,072	3,275,709

Stockholders’ Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 737,307 and 760,488 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	738	760
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at September 30, 2015, and December 31, 2014	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 321,006,247 and 195,414,505 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	32,100	19,541
Subscription receivable	(97,050)	-
Additional paid-in capital	1,060,232	643,547
Accumulated deficit	(3,996,338)	(3,202,320)
Total stockholders’ deficit	(2,990,318)	(2,528,472)
Total Liabilities and Stockholders’ Deficit	$747,754	$747,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
Services, net of discounts	$534,352	$538,341	$1,590,009	$1,783,767
Product, net of discounts	199,290	206,515	603,781	644,963
Total revenue	733,642	744,856	2,193,790	2,428,730

Costs and expenses:
Cost of services	316,872	286,979	941,184	1,000,280
Cost of product	119,153	102,923	347,954	368,430
Depreciation	34,517	33,219	102,787	99,250
General and administrative	336,101	294,513	1,223,199	963,201
Total costs and expenses	806,643	717,634	2,615,124	2,431,161
Income (loss) from operations	(73,001)	27,222	(421,334)	(2,431)

Other income (expenses):
Interest income	422	216	3,989	633
Interest expense	(73,679)	(14,155)	(156,470)	(56,260)
Interest expense, related parties	(54,474)	(50,345)	(147,425)	(148,705)
Gain (loss) on derivative fair value adjustment	35,501	128	(46,379)	32,147
Gain (loss) on derivative due to conversion	-		-
Gain on settlement of debt	-	33,535	110,220	33,535
Loss on settlement of subscription receivable	-	-	(139,304)	212,194
Other income (expense)	3,737	345	2,685	(2,052)
Total other income (expenses)	(88,493)	(30,276)	(372,684)	71,492
Income (loss) before income taxes	(161,494)	(3,054)	(794,018)	69,061
Provision for income taxes	-	-	-	-
Net income (loss)	$(161,494)	$(3,054)	$(794,018)	$69,061

Net income (loss) per common share – basic and diluted
Basic:
Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted-average common shares outstanding	283,205,423	195,414,505	266,389,932	188,036,954
Diluted:
Diluted earnings per common share	N/A	$(0.00)	N/A	$0.00
Weighted-average common shares outstanding	283,205,423	195,414,505	266,389,932	2,145,152,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities:
Net income (loss)	$(794,018)	$69,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	102,787	99,250
Amortization of debt issuance costs	6,362	-
Amortization of debt discount costs	87,708	31,223
Stock-based compensation	140,304	-
Gain on forgiveness of capital lease	(3,223)	-
Gain on settlement of debt	139,304	(212,194)
Gain on forgiveness of debt	(110,220)	(33,535)
(Gain) loss on derivative liability fair value adjustment	46,379	(32,147)
Initial derivative expense	27,178	-
Changes in operating assets and liabilities:
Accounts receivable	3,035	3,151
Accounts receivable related party	(2,974)	-
Notes receivable	(735)	-
Certificate of deposit	28,660	-
Inventory	33,586	(7,476)
Prepaid expenses	-	(26,400)
Other assets	-	(28,759)
Accounts payable and accrued expenses	49,124	115,929
Due to (from) related parties	67,392	(59,953)
Deferred rent	(10,458)	(5,593)
Deferred revenue	(6,514)	(11,330)
Net cash provided by (used in) operating activities	(196,323)	(98,773)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(8,567)	(28,603)
Payment to related party for note receivable	(200,000)	-
Net cash used in investing activities	(208,567)	(28,603)
Cash Flows from Financing Activities:
Payments made on notes payable	(176,153)	(58,311)
Payments made on notes payable, related party	(3,512)	(38,395)
Payments made on capital lease obligations	(15,932)	(13,490)
Proceeds from issuance of notes payable	326,630	280,821
Proceeds from issuance of notes payable, related party	35,082	-
Proceeds from issuance of convertible notes payable	133,000	-
Proceeds from stock subscriptions	58,697	-
Proceeds from issuance of convertible series B preferred stock	-	75,000
Net cash provided by (used in) financing activities	357,812	245,625

Increase (decrease) in cash	(47,078)	118,249

Cash at beginning of period	100,628	105,984

Cash at end of period	$53,550	$224,233

Supplemental cash flow information:
Cash paid during the period for:
Interest	$92,849	$22,157
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$132,548	$-
Common stock issued in conversion of debt		$945,615
Conversion of Series B preferred shares to common stock	$1,842	$2,850
Return of Series B preferred stock	$14	$-
Exercised options for subscription receivable	$295,050	$-
Settlement of debt	$35,805	$-
Conversion of debt	$29,088	$-
The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2015 (Unaudited)

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

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2015.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2015 and December 31, 2014, Green had no cash equivalents.

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

For the nine month periods ended September 30, 2015 and 2014, Green recorded depreciation expense of $102,787 and $99,250, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the nine month periods ended September 30, 2015 and 2014.

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

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of September 30, 2015 and December 31, 2014, deferred revenue was $56,241 and $62,755, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the nine month period ended September 30, 2015 and 2014, advertising costs amounted to $92,029 and $79,354, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of September 30, 2015 and December 31, 2014, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2015, potential common shares are not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were approximately 6,528,041,422 such potentially dilutive shares excluded as of September 30, 2015.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the September 30, 2015 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of September 30, 2015 and December 31, 2014, inventory amounted to $119,172 and $152,758, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of September 30, 2015:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$27,936	$11,311
Construction in process	1,512	-	1,512
Leasehold improvements	639,254	466,884	172,370
Furniture and fixtures	27,201	24,388	2,813
Leased equipment	76,298	50,247	26,051
Equipment	281,188	209,596	71,592
Vehicle	48,193	37,866	10,327
Signage	25,154	13,198	11,956
Total	$1,138,047	$830,115	$307,932

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2014:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$22,189	$17,058
Construction in process	24,905	-	24,905
Leasehold improvements	625,004	410,010	214,994
Furniture and fixtures	27,201	22,117	5,084
Leased equipment	76,298	38,803	37,495
Equipment	263,478	190,114	73,364
Vehicle	48,193	32,703	15,490
Signage	25,154	11,392	13,762
Total	$1,129,480	$727,328	$402,152

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	Inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$223,441	$-	$223,441	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$31,424	$-	$31,424	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 6 - Derivative liability)

Note 6 – Derivative Liability

As of September 30, 2015, the Company had a $223,441 derivative liability balance on the balance sheet, and for the nine months ended September 30, 2015, the Company recorded a $46,379 net loss from derivative liability activity. The derivative liability activity comes from convertible notes payable as follows:

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

The debt discount for the Eastshore Note is amortized over the life of the note (approximately two years). On September 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $53,101 and recorded a $21,677 loss from change in fair value of derivative for the nine month period ended September 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 198.34%, (3) risk-free interest rate of 0.08%, (4) expected life of .50 years, and (5) estimated fair value of Green’s common stock of $0.0007 per share.

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

The debt discount for the KBM Note is amortized over the life of the note (approximately nine months). On September 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the KBM Note and determined an aggregate fair value of $46,549 and recorded a $13,499 gain from changes in the fair value of derivative for the nine month period ended September 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 205.81%, (3) risk-free interest rate of 0.00%, (4) expected life of .25 years, and (5) estimated fair value of Green’s common stock of $0.0007 per share.

On August 10, 2015, subject to the terms of the convertible note, KBM converted $15,000 of note principle into 23,437,500 shares of the Company’s common stock. On October 19, 2015, subject to the terms of the convertible note, KBM converted $8,025 of note principle into 29,722,222 shares of the Company’s common stock. On October 22, 2015, subject to the terms of the convertible note, KBM converted $7,430 of note principle into 29,720,000 shares of the Company’s common stock. On October 27, 2015, subject to the terms of the convertible note, KBM converted $6,835 of note principle into 29,717,391 shares of the Company’s common stock.

LG Capital Funding, LLC
As discussed in Note 8 – “Debt”, on March 25, 2015, Green issued a $34,000 Convertible Promissory Note to LG Capital Funding, LLC (“LGCF Note”) that matures March 26, 2016. The LGCF Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

The debt discount for the LGCF Note is amortized over the life of the note (approximately twelve months). On September 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the LGCF Note and determined an aggregate fair value of $48,821 and recorded an $8,803 loss from change in fair value of derivative for the nine month period ended September 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 193.39%, (3) risk-free interest rate of 0.08%, (4) expected life of 0.48 years, and (5) estimated fair value of Green’s common stock of $0.0007 per share.

JMJ Financial
As discussed in Note 8 – “Debt”, on July 30, 2015, Green issued a $38,500 Convertible Promissory Note to JMJ Financial (“JMJ Note”) that matures July 30, 2017. The JMJ Note bears interest at a rate of 10% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 60% of the market price (a 40% discount) of an average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the JMJ Note is carried on Green’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the JMJ Note was $59,660. Of the total, $38,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $21,160 was charged to operations as non-cash interest expense. The fair value of $59,660 was recorded as a derivative liability on the balance sheet.

The debt discount for the JMJ Note is amortized over the life of the note (approximately twenty-four months). On September 30, 2015, Green marked-to-market the fair value of the derivative liabilities related to the JMJ Note and determined an aggregate fair value of $74,970 and recorded a $15,310 loss from change in fair value of derivative for the nine month period ended September 30, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.67%, (3) risk-free interest rate of 0.64%, (4) expected life of 1.83 years, and (5) estimated fair value of Green’s common stock of $0.0007 per share.

Note 7 – Related Party Transactions

On April 30, 2008, Green entered into a stock transfer agreement with its parent company SAKL and SAKL’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, SAKL converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, SAKL sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. As of September 30, 2015 and December 31, 2014, the entire amount is considered long-term. The following table shows the related party debenture and the amortized debt discount amounts:

	September 30,	December 31,
	2015	2014
Convertible Debenture - Related Party
Principal amount	$2,213,591	$2,213,591
Debt discount	(32,349)	(41,741)
Convertible debenture, net of debt discount	$2,181,242	$2,171,850

As of September 30, 2015 and December 31, 2014, the principal balance of related party convertible debentures was $2,213,591. As of September 30, 2015 the balance of accrued interest was $54,651 which is included in amounts due to related parties.  As of September 30, 2015 and December 31, 2014, amounts due from related parties were $202,974 and $0, respectively. As of September 31, 2015 and December 31, 2014 amounts due to related parties were $144,524 and $77,132, respectively.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $104,153. Subsequent to September 30, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 8 –Debt

During the three month period ending September 30, 2015, the Company has entered into two new loan agreements in the total amount of $288,500.

On July 28, 2015, Landis Salons, Inc. issued a promissory note to On Deck Capital, Inc. in the principal amount of $250,000. The note bears interest at the rate of 20% per annum, has a maturity date of October 31, 2016, and requires weekly payments of $4,346.15. The note is personally guaranteed by Richard Surber.  On October 16, 2015, the note balance plus accrued interest was paid in full.

On July 30, 2015, Green issued a $38,500 Convertible Promissory Note to JMJ Financial (“JMJ Note”) that matures July 30, 2017. See the complete description of the JMJ Note at Note 6 above.

As of September 30, 2015, Mr. Surber is a personal guarantor to various notes payable by the Company. Subsequent to September 30, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 9 – Stockholders’ Deficit

Preferred Stock
Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of September 30, 2015, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Supervoting Preferred.

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

During the nine month period ended September 30, 2015, there were no issuances or conversions of Convertible Supervoting Preferred shares.

As of both September 30, 2015 and December 31, 2014, Green had 10,000,000 shares of Convertible Supervoting Preferred stock issued and outstanding.

Convertible Series B Preferred Stock
Each share of Green’s Convertible Series B Preferred Stock (Series B) has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average closing bid market price of Green's common stock for the five days before conversion notice date by the shareholder. Series B shareholders, at the option of Green, can receive cash or common stock upon conversion.

On July 8, 2015, the Board of Directors approved the exchange of 5,076 shares of Series B into 13,500,000 shares of the Company’s common stock.

As of September 30, 2015 and December 31, 2014, Green had 737,307 and 760,488 shares of Series B issued and outstanding, respectively.

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

On July 9, 2015, the Board of Directors approved an amendment to The 2015 Plan wherein an additional 100,000,000 shares were added to the plan.

As of September 30, 2015, the Company has granted 73,500,000 stock options to four employees and one independent contractor for services provided to the Company. The stock based-compensation expense of $140,304 was accounted for under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average components used for the calculation of the fair value for the options granted were approximately between: $0.0032 - $0.0060 exercise price, one year term, 160.93% – 164.25% volatility, and 0.17% – 0.26% risk free rates.

Under the 2015 Plan, the Company has granted stock options to four employees and one independent contractor during the nine months ended September 30, 2015 at option prices ranging from $0.0032 to $0.0060 per share for an aggregate of 73,500,000 shares. Each of the four employees and the consultant exercised the options on the same day they were granted by each issuing a promissory note to the Company  appearing on the balance sheet as subscription receivable of $97,050 as of September 30, 2015. The promissory notes mature 12 months from their issuance date and the Company is entitled to 4% interest per annum. The accrued interest receivable is included in notes receivable – current. For the nine months ended September 30, 2015, there were cancelled grants totaling $139,304. As of September 30, 2015, there were 104,500,000 and 470, 000 shares available for future stock-based compensation grants between the 2015 plan and the 2011 plan, respectively.

Note 11 – Litigation

Southridge Partners II, LP, v. Green Endeavors, Inc. This action was filed on or about August 13, 2014 in the State Courts of Connecticut and was subsequently removed to the United States District Court, District of Connecticut, Case No. 3:13-cv-01358 (SRU). Suit was filed based upon the breach in the payment of promissory note in the face amount of $75,000 and the refusal by Green Endeavors to allow Southridge Partners to convert shares of preferred stock. Green Endeavors filed a counterclaim and an answer denying the claims to damages alleged by Southridge and seeking to recover damages resulting from Southridge’s Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing and Negligent Misrepresentation-Fraud in the Inducement. On January 13, 2015, the parties entered into a Settlement Agreement and Release whereby they have settled the litigation (see Note 9 – “Settlement of Convertible Debt” for details of the agreement) As of September 30, 2015, the $75,000 amount owed to Southridge has been removed from the balance sheet per the settlement agreement.

Note 12 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the nine months ended September 30, 2015 and for the year ended December 31, 2014 accounted for approximately 99% and 99%, respectively, of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 13 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the nine months ended September 30, 2015, Green had negative working capital of $1,087,827 and a net loss of $794,018, respectively, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 14 – Subsequent Events

On October 16, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,000 of convertible debt principle into 6,351,937 shares of the Company’s common stock.

On October 19, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $8,025 of convertible debt principle into 29,722,222 shares of the Company’s common stock.

On October 22, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $7,430 of convertible debt principle into 29,720,000 shares of the Company’s common stock.

On October 23, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $3,500 of convertible debt principle into 13,526,231 shares of the Company’s common stock.

On October 27, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $6,835 of convertible debt principle into 26,710,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2014 and Form 10-Q for the quarter ended September 30, 2015. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of September 30, 2015, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Condensed Consolidated Financial Statements for the nine month periods ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended September 30, 2015 and 2014, we had net sales of $733,642 and $744,856, respectively. For the nine month periods ended September 30, 2015 and 2014, we had net sales of $2,193,790 and $2,428,730, respectively.

Three months ended September 30, 2015 and 2014

The following table shows the change in service revenue by salon for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	Sept 30,	Sept 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$385,733	$391,280	$(5,547)	-1.4%
Marmalade	149,114	146,941	2,173	1.8%
City Creek	(495)	120	(615)	(513.0)%
Total Service Revenue	$534,352	$538,341	$(3,989)	-0.7%

As can be seen from the above table our three locations experienced a decline of 0.7% in service revenues for the three month period ending September 30, 2015 over the comparable period of service sales for 2014. This decrease is mostly due to reduced staffing resulting from several of the of the senior stylists, who produce above average revenue, performing other non-revenue producing activities such as training new artists in the Landis II salon as well as attrition and vacations.

The following table shows the change in product revenue by salon for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended		Increase (Decrease)
	Sept 30,	Sept 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$105,063	$115,333	$(10,270)	-8.9%
Marmalade	44,283	42,667	1,616	3.8%
City Creek	49,944	48,515	1,429	2.9%
Total Product Revenue	$199,290	$206,515	$(7,225)	-3.5%

As can be seen from the above table our three locations experienced a decline of 3.5% in product revenues for the nine month period ended September 30, 2015 over the comparable period of product sales for 2014. This decline in product revenue growth is primarily due to the Company's senior staff spending more time towards training programs for new artists. This, along with reduced service sales, reduces opportunity available for sales of products.

Nine months ended September 30, 2015 and 2014

The following table shows the change in service revenue by salon for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended		Increase (Decrease)
	Sept 30,	Sept 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$1,160,854	$1,260,478	$(99,624)	-7.9%
Marmalade	429,155	523,004	(93,849)	-17.9%
City Creek	-	285	(285)	-100.0%
Total Service Revenue	$1,590,009	$1,783,767	$(193,758)	-10.9%

As can be seen from the above table our three locations experienced a decline of 10.9% in service revenues for the nine month period ending September 30, 2015 over the comparable period of service sales for 2014. This decrease is primarily due to reduced staffing resulting from several of the of the senior stylists, who produce above average revenue, performing other non-revenue producing activities such as training new artists in the Landis Salon as well as attrition and vacations.

The following table shows the change in product revenue by salon for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended		Increase (Decrease)
	Sept 30,	Sept 30,	Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$330,187	$353,473	$(23,286)	-6.6%
Marmalade	133,159	142,177	(9,018)	-6.3%
City Creek	140,435	149,313	(8,878)	-5.9%
Total Product Revenue	$603,781	$644,963	$(41,182)	-6.4%

As can be seen from the above table our three locations experienced a decline of 6.4% in product revenues for the nine month period ended September 30, 2015 over the comparable period of product sales for 2014. This decline in product revenue growth is primarily due the Company's senior staff spending more time towards training programs for new artists. This, along with reduced service sales, reduces time available for sales of products.

Costs of Revenue

Three months ended September 30, 2015 and 2014

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended September 30, 2015 and 2014:
	Three Months Ended
	Sept 30,	Sept 30,
Revenue Type	2015	2014
Services	59.3%	53.3%
Product	59.8%	49.8%

The above table shows the cost of services revenue increasing by 6% for the three month period ended September 30, 2015 over the comparable period of service sales for 2014. This increase in service cost is primary due to the Company having more administrative staff employed, which generates more payroll expenses. The 10% increase in product costs for the same comparable period is primarily due to an increase in inventory shrinkage.

Nine months ended September 30, 2015 and 2014

The following table shows cost of revenue by type as a percentage of related revenue for the nine month periods ended September 30, 2015 and 2014:
	Nine Months Ended
	Sept 30,	Sept 30,
Revenue Type	2015	2014
Services	59.2%	56.1%
Product	57.6%	57.1%

The above table shows the cost of services revenue being 3.1% more for the nine month period ended September 30, 2015 over the comparable period of service sales for 2014. This increase in service cost is primary due to the Company having more administrative staff employed, which generates more payroll expenses. The 0.5% increase in product costs for the same comparable period is primarily due to increased inventory shrinkage.

Operating Expenses

Three months ended September 30, 2015 and 2014

The following table shows general and administrative expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	Sept 30,	Sept 30,
	2015	2014	Change
Salaries and wages	$116,715	$105,430	$11,285
Rent	42,470	49,654	(7,184)
Advertising	28,426	33,765	(5,339)
Credit card merchant fees	22,255	9,727	12,528
Insurance	9,914	10,394	(480)
Utilities and telephone	13,741	14,947	(1,206)
Professional services	24,250	33,800	(9,550)
Repairs and maintenance	8,349	6,361	1,988
Dues and subscriptions	4,116	6,752	(2,636)
Office expense	19,976	10,983	8,993
Travel	7,927	4,315	3,612
Investor relations and company promotion	36,452	490	35,962
Other	1,510	7,896	(6,386)
Total general and administrative expenses	$336,101	$294,514	$41,587

The above table shows an increase of $41,587 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of credit card merchant fees and investor relations and company promotion for an aggregate increase of $48,490 in the three month period ended September 30, 2015 compared to the three month period ended September 30, 2014.

Depreciation expense for the three months ended September 30, 2015, was $34,517 compared to $33,219 for the comparable three months ended September 30, 2015. The increase of $1,298 is primarily due to an increase in new equipment.

Nine months ended September 30, 2015 and 2014

The following table shows general and administrative expenses for the six months ended September 30, 2015 and 2014:

	Nine Months Ended
	Sept 30,	Sept 30,	Change
	2015	2014
Salaries and wages	$450,309	$324,754	$125,555
Rent	144,604	155,297	(10,693)
Advertising	92,029	79,354	12,675
Credit card merchant fees	47,540	30,752	16,788
Insurance	35,363	41,417	(6,054)
Utilities and telephone	41,440	44,681	(3,241)
Professional services	161,724	163,466	(1,742)
Repairs and maintenance	19,063	24,163	(5,100)
Dues and subscriptions	22,087	19,492	2,595
Office expense	49,316	33,791	15,525
Travel	11,143	9,113	2,030
Investor relations and company promotion	128,915	9,730	119,185
Other	19,666	27,192	(7,526)
Total General and administrative expenses	$1,223,199	$963,201	$259,998

The above table shows an increase of $259,998 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages and investor relations and company promotion for an aggregate increase of $244,740 in the nine month period ended September 30, 2015 compared to the nine month period ended September 30, 2014.

Depreciation expense for the nine months ended September 30, 2015, was $102,787 compared to $99,250 for the comparable nine months ended September 30, 2014. The increase of $3,537 is primarily due to an increase in new equipment purchased.

Other Income (Expense)

Three months ended September 30, 2015 and 2014

Other income (expense) for the three months ended September 30, 2015 was $88,493 compared to $30,276 for the three months ended September 30, 2014, an increase of $58,217. The increase is primarily attributable to an increase in interest expense of $59,524.

Nine months ended September 30, 2015 and 2014

Other expense for the nine months ended September 30, 2015, increased to $372,684 from other income of $71,492 for the comparable nine months ended September 30, 2014, an increase of $444,176 in expenses. The increase is primarily attributable to the derivative fair value adjustment change which created a $78,526 increased loss, an increase of $76,685 in gain on the settlement of debt, and a change in loss on settlement of subscription receivable of $351,498 during the nine month period ending September 30, 2015 compared to the comparable period of 2014.

Liquidity and Capital Resources

Cash and Investments in marketable securities
As of September 30, 2015, our principal source of liquidity consisted of $53,550 of cash, compared to $100,628 as of December 31, 2014. Our primary sources of cash during the nine month period ended September 30, 2015 were customer payments for salon services and products and proceeds from issuance of convertible promissory notes. Our primary uses of cash were for payments relating to salaries, rent, and other general operating expenses as well as payments of notes payable.

Working Capital
We had a working capital deficit of $1,087,827 as of September 30, 2015. Our current assets were $415,347, which consisted of $53,550 in cash, $12,729 in accounts receivable, $119,172 in inventory, $202,974 due from related parties, $26,187 in prepaid expenses and $735 in notes receivable. Our total assets were $747,754, which included $307,932 in property and equipment (net), and $24,475 in other assets. Our current liabilities were $1,503,174, including $385,693 in accounts payable and accrued expenses, $144,524 due to related parties, $709,023 in the current portion of convertible notes, notes payable, and capital leases payable; $148,957 in deferred revenue and rents, and a $223,441 derivative liability. Our long-term liabilities were $2,234,898. Our total stockholders’ deficit at September 30, 2015 was $2,990,318.

Working capital decreased by $431,670 as of September 30, 2015, compared to December 31, 2014 primarily due to the increase in notes payable.

Cash Flows from Operating Activities
Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash used in operating activities for the nine month period ended September 30, 2015 was $196,323 compared to $98,773 used in operating activities for the same period in 2014.

Cash Flows from Investing Activities
Cash flow used in investing activities for the nine months ended September 30, 2015 was $208,567 compared to $28,603 for the nine months ended September 30, 2014, a $179,964 difference. The change was due to fewer purchases of property and equipment, offset by a $200,000 note receivable issued to a related party.

Cash Flows from Financing Activities
Cash flow provided by financing activities for the nine months ended September 30, 2015 was $357,812 compared to $245,625 provided by financing activities for the nine months ended September 30, 2014, a change of $112,187.  The increase is attributable to new debt issuances and proceeds from stock subscriptions, offset by increased payments on notes payable.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,087,827 as of September 30, 2015. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

Based on evaluation as of September 30, 2015, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2014 and 2013, occurred during the nine months ended September 30, 2015.

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

On July 8, 2015, the Board of Directors approved the exchange of 5,076 shares of Series B into 13,500,000 shares of the Company’s common stock.

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

On July 30, 2015, pursuant to a Securities Purchase Agreement, Green issued a $38,500 Convertible Promissory Note (the "Note") to JMJ Financial (“JMJ”) that matures July 30, 2017. The Note bears interest at a rate of 10% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 60% of the market price (a 40% discount) of an average of the three lowest trading prices of Green’s common shares during the eighteen-day period ending on the date of the conversion, subject to a limitation that JMJ and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

On October 13, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,000 of convertible debt principle into 6,351,937 shares of the Company’s common stock.

On October 19, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $8,025 of convertible debt principle into 29,722,222 shares of the Company’s common stock.

On October 22, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $7,430 of convertible debt principle into 29,720,000 shares of the Company’s common stock.

On October 23, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $3,500 of convertible debt principle into 13,526,231 shares of the Company’s common stock.

On October 27, 2015, subject to the terms of the convertible note, KBM converted $6,835 of note principle into 27,717,391 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	Credit Agreement, October 16, 2015	8-K	000-54018	10(i)	10/22/2015

31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.
(Registrant)

DATE: November 16, 2015	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director