Form 10-K
period 2015-12-31
Green Endeavors, Inc.
filed 2016-03-18
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second quarter ended June 30, 2015 was $359,521.

On March 14, 2016, approximately 1,446,125,852 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

GREEN ENDEAVORS, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Year Ended December 31, 2015

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

We run two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. ("Landis I") operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. ("Landis II") operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon. Aveda Lifestyle Salons can be distinguished from Aveda Concept Salons in that Aveda Lifestyle Salons are required to carry all of Aveda's products and must meet a higher threshold for product sales than Aveda Concept Salons. An Aveda Lifestyle Salon is the highest level within the Aveda hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.

A third location opened in August of 2012, and operates as an Aveda™ Experience Center in City Creek Center, a high end shopping mall, located in the central business district of Salt lake City, Utah.  Aveda Experience Centers operate as retail outlets of Aveda™ branded products, including the full lines of hair care products, makeup, and skin care. The Experience Center also serves as a resource where potential clients can be referred to and make appointments for services at the two Landis Lifestyle Salons.

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

Competition

The Company's primary competition comes from other high end salons offering above-and-beyond customer service in the Salt Lake City market. The closest competitors offering a similar level of service that are within our area include: Lunatic Fringe, Salon Zazou, and Salon Keiji. Booth rental opportunities for stylists create competition in retaining stylists in our salons at competitive compensation levels.  Low cost salons with large scale hair cutting operations, such as Great Clips, Supercuts, and Fantastic Sams also compete for clients, and may be competing directly with our stylists that are training to become senior stylists. The price point of our entry level hair and color services in most cases is only slightly higher than some of the above mentioned discount hair cutting operations. However, they do not offer comparable extra services and products which is our competitive point of difference.

Employees

As of December 31, 2015, Landis employed 74 individuals, with approximately 66 providing salon and support services and 8 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.
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

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $500,000. This primarily consists of the costs associated with our financial statement reporting obligations and costs associated with future expansion plans in 2016. At this time, we are still in the process of identifying additional salon locations within the Salt Lake Valley. The funding for our operations will primarily come from private investors purchasing our stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

The voting control held by Sack Lunch Productions Inc. creates an anti-takeover or change of control limitation. Sack Lunch currently holds voting control of the Company through its ownership of super voting preferred stock.

As of March 1, 2016, the 10,000,000 shares of Super voting Preferred Stock (100 votes for each share) held by SAKL combined with the 678,786,286 shares of common stock provide SAKL with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,678,786,286 shares of common stock. This effectively gives SAKL a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by SAKL thus have a strong anti-takeover effect. The interests of SAKL may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

Our Liberty Heights facility is located at 1298 South 900 East, Salt Lake City, Utah 84105. This lease is for a 4,000 square foot free standing commercial building with a term of five years beginning on October 1, 2015.

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

During the fourth quarter of 2015 no matters were brought to a vote of security holders.

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

As of March 14, 2016, we had approximately 3,500 registered stockholders and approximately four beneficial owners of our common stock.

The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2015:

	High	Low
2014
First Quarter	$0.0130	$0.0048
Second Quarter	$0.0099	$0.0052
Third Quarter	$0.0080	$0.0050
Fourth Quarter	$0.0079	$0.0025

2015
First Quarter	$0.0079	$0.0025
Second Quarter	$0.0048	$0.0015
Third Quarter	$0.0031	$0.0005
Fourth Quarter	$0.0010	$0.0001

Unregistered Sales of Equity Securities

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the "Plan") wherein common stock options are granted to employees. A total of 80,000,000 shares of the Green's common stock (par value $0.0001) are authorized to be issued or granted to employees ("Employees") under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $0.0045 to $0.006 per share for an aggregate of 36,000,000 shares.  Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000.  The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B Preferred Stock held by an investor into 4,924,242 shares of Common Stock. The shares were converted at $0.00396 per share based on the conversion provisions for the Series B Preferred Stock designation.

On January 26, 2015, pursuant to a Securities Purchase Agreement, Green issued a $64,000 Convertible Promissory Note (the "Note") to KBM Worldwide, Inc. ("KBM") that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be converted into Green's common shares, at the holder's option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green's common shares during the ten-day period ending one trading day prior to the date of the conversion, subject to a limitation that KBM and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.  On December 7, 2015, the company settled the remaining note and accrued interest for $20,486.

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

On March 25, 2015, pursuant to a Securities Purchase Agreement, Green issued a $34,000 Convertible Promissory Note (the "Note") to LG Capital Funding, LLC ("LGCF") that matures October 28, 2015. The Note bears interest at a rate of 8% per annum and can be converted into Green's common shares, at the holder's option, at the conversion rate of 58% (a 42% discount) of the average of the three lowest trading price of Green's common shares during the eighteen-day period ending on the trading day of the conversion notice date, subject to a limitation that LGCF and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.

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
On July 9, 2015, the Board of Directors approved an amendment to the stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the "2015 Plan") wherein common stock options are granted to employees of the Company. A total of 100,000,000 additional shares of the Company's common stock (par value $0.0001) are authorized to be issued or granted to employees under the Amendment to the 2015 Plan.
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
On July 29, 2015, pursuant to a Securities Purchase Agreement, Green issued a $200,000 Convertible Promissory Note (the "Note") to JMJ Financial ("JMJ") that matures two years from the date of each funding. The Note bears interest at a rate of 0% per annum for the first 90 days and 12% per annum thereafter, and can be convertible into Green's common shares, at the holder's option, at the conversion rate of 60% of the market price (a 40% discount) of the lowest trading price of Green's common shares during the twenty-day period ending one trading day prior to the date of the conversion, or $0.002, whichever is lesser, subject to a limitation that JMJ and its affiliates cannot at any time hold, as a result of conversion, more than 9.99% of the outstanding common stock of Green.
On August 12, 2015, the Board of Directors approved a settlement on $72,000 subscription receivable for payments of $17,542 as satisfaction in full.
On October 13, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,000 of convertible debt principle into 6,351,937 shares of the Company's common stock.
On October 19, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $8,025 of convertible debt principle into 29,722,222 shares of the Company's common stock.
On October 22, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $7,430 of convertible debt principle into 29,720,000 shares of the Company's common stock.
On October 23, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $3,500 of convertible debt principle into 13,526,231 shares of the Company's common stock.
On October 27, 2015, subject to the terms of the convertible note, KBM converted $6,835 of note principle into 27,717,391 shares of the Company's common stock.

On October 29, 2015, subject to the terms of the convertible note, KBM converted $6,835 of note principle into 29,717,391 shares of the Company's common stock.
On November 4, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,762.06 of convertible debt principle and interest into 15,873,908 shares of the Company's common stock.
On November 5, 2015 subject to the terms of the convertible note, KBM converted $4,455 of note principle into 29,700,000 shares of the Company's common stock.
On November 17, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,986.28 of convertible debt principle and interest, into 22,066,108 shares of the Company's common stock.
On November 17, 2015, the Board of Directors approved a settlement where $16,000 of the subscription receivable was forgiven and accepted $4,250 as payment in full.
On November 21, 2015, KBM Worldwide, Inc., subject to the terms of the convertible note, converted $5,340 of convertible debt principle into 44,500,000 shares of the Company's common stock.
On December 7, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,894.81 of convertible debt principle and interest, into 24,955,258 shares of the Company's common stock.
On December 9, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,631.69 of convertible debt principle and interest, into 28,132,586 shares of the Company's common stock.
On December 21, 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $17131.38 of convertible debt principle and interest, into 29,541,054 shares of the Company's common stock.
On December 23, 2015 the Board of Directors approved a partial settlement where $44,635.69 of interest and $66,000 of principle of the debenture held by SAKL was settled and paid through the issuance of 582,293,105 restricted shares of the Company's common stock.
On December 31 2015, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,261.44 of convertible debt principle and interest, into 29,242,758 shares of the Company's common stock.
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

Subsequent Events

On January 12, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,711 of convertible debt, principle and interest, into 29,492,413 shares of the Company's common stock.

On February 11, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,712.22 of convertible debt, principle and interest, into 29,521,034 shares of the Company's common stock.

On February 19, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,036.59 of convertible debt, principle and interest, into 35,113,620 shares of the Company's common stock.

On February 19, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,775 of convertible debt into 35,500,000 shares of the Company's common stock.

On February 25, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,995 of convertible debt into 39,100,000 shares of the Company's common stock.
On February 29, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,053 of convertible debt into 41,050,000 shares of the Company's common stock.
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

As of December 31, 2015, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. ("Landis I") operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. ("Landis II") operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened in August of 2012, and operates as an Aveda Experience Center ("LEC") in the City Creek Center shopping mall in downtown Salt lake City, Utah.

Aveda Lifestyle Salons can be distinguished from Aveda Concept Salons in that Aveda Lifestyle Salons are required to carry all of Aveda's products and must meet a higher threshold for product sales than Aveda Concept Salons. An Aveda Lifestyle Salon is the highest level within the Aveda hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the years ended December 31, 2015 and 2014.

For the year ended December 31, 2015 and 2014, we operated three wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2015 and 2014, we had net sales of $3,028,006 and $3,194,052, respectively. Our net sales decreased by $166,046 or 5.19% for the year ended December 31, 2015 compared to 2014.

The following table shows the change in service revenue by salon for the years ended December 31, 2015 and 2014:

			Increase (Decrease)
	Years Ended December 31		Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$1,608,038	$1,651,212	$(43,174)	-2.6%
Marmalade	590,276	650,734	(60,458)	-9.3%
City Creek	-	1,325	(1,325)	-100.0%
Total Service Revenue	$2,198,314	$2,303,271	$(104,957)	-4.6%

As can be seen from the above table for year ended December 31, 2015 as compared to the year ended December 31, 2014, there was an over-all 4.6% decline in service revenues. This drop in service revenue is almost all due to companywide changes in staffing wherein several of the senior stylists who produce more revenue have been performing other non-revenue producing activities, such as training new artists.  Revenue production from new artists tends to start out lower, but has ramped up over the course of the year.

The following table shows the change in product revenue by salon for the years ended December 31, 2015 and 2014:

			Increase (Decrease)
	Years Ended December 31		Over Prior Period
Salon	2015	2014	Dollar	Percentage
Liberty Heights	$456,635	$486,873	$(30,238)	-6.2%
Marmalade	173,464	192,951	(19,487)	-10.1%
City Creek	199,593	210,957	(11,364)	-5.4%
Total Product Revenue	$829,692	$890,781	$(61,089)	-6.9%

As can be seen from the above table for the year ended December 31, 2015 as compared to the year ended December 31, 2014, there was an over-all 6.9% decline in product revenues. This decrease coincides with the decrease in service revenue identified above

Cost of Revenue

The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,	December 31,
Revenue Type	2015	2014
Services	54.0%	58.0%
Product	56.4%	57.6%

The above table shows the cost of services revenue being 4.0% less for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease in service cost is primarily due to the lower personnel costs associated with hiring new stylists at lower, introductory wage scales.

Operating Expenses

We had a net loss of $884,543 for the year ended December 31, 2015 as compared to net loss of $79,037 for the year ended December 31, 2014 a $805,506 change. The increased loss is attributable an increase in general and administrative expenses and an increase in other expense.

General and administrative
The following table shows General and Administrative expense for the years ended December 31, 2015 and 2014:

	Years Ended December 31
	2015	2014	Change
Salaries and wages	$641,434	$437,007	$204,427
Rent	187,214	203,480	(16,266)
Advertising	136,150	113,124	23,026
Credit card merchant fees	54,451	37,936	16,515
Insurance	47,782	56,136	(8,354)
Utilities and telephone	53,855	57,115	(3,260)
Professional services	176,746	187,549	(10,803)
Repairs and maintenance	24,605	35,290	(10,685)
Dues and subscriptions	30,040	26,336	3,704
Office expense	61,046	48,621	12,425
Travel	15,724	11,457	4,267
Investor relations and company promotion	129,541	9,985	119,556
Other	38,385	34,369	4,016
Total general and administrative expenses	$1,596,973	$1,258,405	$338,568

The significant contributors to the $338,568 increase in general and administrative expenses over the comparable period is primarily a $204,427 increase to salaries and wages, and the $119,556 increase in investor relations and company promotion. The increase in salaries and wages is due primarily to approximately $140,000 paid in stock compensation with the remainder going to additional hires in the salons.  The increase in investor relations and company promotion is strategic in nature, to increase revenue in the near future.

The following table shows Other income and (expense) for the years ended December 31, 2015 and 2014:

	Years Ended December 31
	2015	2014	Change
Interest income	$5,544	$852	$4,692
Interest expense	(232,954)	(71,104)	(161,850)
Interest expense related parties	(188,647)	(198,413)	9,766
Gain (loss) on derivative fair value adjustment	(86,992)	23,675	(110,667)
Loss on forgiveness of debt	(155,488)	-	(155,488)
Gain on settlement of debt	110,220	212,194	(101,974)
Other income (expense)	17,869	1,278	16,591
Total Other income and (expenses)	$(530,448)	$(31,518)	$(498,930)

The increase in other expense of $498,930 is related to the increase in interest expense, related to additional debt, loss on forgiveness of debt, loss on derivative fair value adjustment and a reduction in gain on settlement of debt.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of December 31, 2015, our principal source of liquidity consisted of $150,458 of cash, as compared to $100,628 as of December 31, 2014. Our primary sources of cash during the year ended December 31, 2015 were customer payments for salon services and products and cash proceeds from the issuance of convertible notes payable and notes payable. Our primary uses of cash in the year ended December 31, 2015 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

	December 31,
Current Assets	2015	2014
Cash	$150,459	$100,628
Certificate of Deposit	-	28,660
Accounts receivable	15,967	15,764
Inventory	138,928	152,758
Due (to)/from related parties	-	-
Prepaid expenses	31,513	22,800
Notes receivable - current	196,922	-
Total current assets	533,789	320,610
Current Liabilities
Accounts payable and accrued expenses	344,051	336,569
Deferred revenue	66,048	62,755
Deferred rent	86,818	103,174
Due to related parties	424,804	77,132
Derivative liability	209,610	31,424
Current portion of notes payable	44,094	181,762
Current portion of notes payable, related party	67,990	52,250
Current portion of capital lease obligations	10,038	21,701
Current portion of convertible notes payable, net of debt discount of $18,514 and $0, respectively	152,089	110,000
Total current liabilities	1,405,543	976,767
Working Capital Deficit	$(871,754)	$(656,157)

Working capital decreased by $215,597 for the period from December 31, 2014 to December 31, 2015 primarily due to an increase in due to related parties and derivative liability offset slightly by a reduction of current portions of debt and other various changes in current assets and current liabilities that net to the overall change in working capital from 2015 to 2014.

Cash Flows from Operating Activities

Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by (used in) operating activities for the year ended December 31, 2015 and 2014 was $118,840 and $(142,005), respectively.

Cash Flows from Investing Activities

Cash flow used in investing activities for the years ended December 31, 2015 and 2014 was $20,824 and $63,634, respectively.  Investing activities are related to the purchase of equipment and leasehold improvements. These purchases are made based on the need for new technologies and replacements due to wear and tear and obsolescence.

We expect to continue our investing activities, including purchasing property and equipment.

Cash Flows from Financing Activities

Cash flow provided by (used in) financing activities for the years ended December 31, 2015 and 2014 was $(48,185) and $200,283, respectively.  For the year ended December 31, 2015, the Company paid $604,672 on notes payable, $196,187 on related party notes receivable and $21,352 on capital leases. For the same period, the Company received $567,750 from the issuance of notes payable, $133,000 from convertible notes payable and $62,762 from stock subscriptions.

We expect to continue to use cash flow from financing activities in the near term as necessary to expand operations.

Other Factors Affecting Liquidity and Capital Resources
8% Series A Senior Subordinated Convertible Redeemable Debentures

On April 30, 2008, we entered into a stock transfer agreement with our parent company Sack Lunch Productions Inc. (fka Nexia Holdings Inc.) and Sack Lunch's wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. The debenture holder has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.  In February of 2011, DHI transferred the Debenture to Sack Lunch in exchange for the release of debt obligations owed to Sack Lunch by DHI and Sack Lunch is the current holder of the Debenture. On December 11, 2015, the Company amended the conversion terms of the note to include a floor to the conversion price.  The note holder can convert all of any amount over $10,000 of the principal face amount of the debenture into shares of Common stock, $0.0001 par value per share, at a conversion price for each share of Common stock at the greater of $0.0001 or equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.  As of December 31, 2015, the total obligation on the Debenture is $2,118,372, net of debt discount of $29,218.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.

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

Based on evaluation as of December 31, 2015, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective. We base this analysis on the simple fact that due to the size of the Company there may not be, from time to time, sufficient attention given to the five components of effective internal control over financial reporting as issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The five components are: the control environment, risk assessment, control activities, information and communication, and monitoring activities. We are a small entity that does not have sufficient segregation of duties and we also may not have from time to time sufficient personnel to ensure timely and accurate financial reporting. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Green as of December 31, 2015:

Name	Age	Positions and Offices
Richard D. Surber	42	President, CEO, CFO and Director
Logan C. Fast	29	Vice President and Director

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Richard D. Surber - Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of Sack Lunch Productions, Inc. since May of 1999. He has been an officer and director of several public companies. He was appointed as president and to the board of directors of Green Endeavors, Inc. in September of 2007.

Logan C. Fast - Mr. Fast was appointed to these offices as of August 28, 2008. He is currently working as a grand salon stylist and as an instructor at the Landis Salon locations. Mr. Fast is an Aveda color and cutting "purefessional" within the Aveda network and frequently instructs stylist around the world on Aveda cutting and color techniques. Mr. Fast does not hold any position as officer or director of any other publicly held company.

There are no family relationships among any officer or director of Green Endeavors, Inc.

Item 11. Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two years ended December 31, 2015 and 2014:

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Total ($)
Richard D. Surber - President, CEO, CFO, and Director (1)	2015	$97,500	$-	$-	$97,500
	2014	$97,500	$-	$-	$97,500

Logan C. Fast - Vice President, Director (1)(2)	2015	$82,064	$-	$-	$82,064
	2014	$84,326	$-	$-	$84,326

(1) Compensation for services not related to positions as director.
(2) Wages received for services performed as a stylist and an educator at the salons.

No director compensation was paid or accrued during the years ended December 31, 2015 and 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 14, 2016, there were 1,446,125,852 shares of common stock issued and outstanding. (2)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Super voting Preferred ($0.001 par value)	Sack Lunch Productions, Inc. (1)
	59 West 100 South, 2nd Floor	10,000,000	100%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Richard D. Surber
($0.001 par value)(2)	59 West 100 South, 2nd Floor	37,134	4.88%
	Salt Lake City, Utah 84101
Voting Common Stock	Richard D. Surber
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	1,104,864	0.08%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Logan C. Fast
($0.001 par value)(2)	59 West 100 South, 2nd Floor	2,000	0.26%
	Salt Lake City, Utah 84101
Voting Common Stock	Sack Lunch Productions, Inc. (1)
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	678,786,286	52.16%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Directors and Executive Officers
($0.001par value)	as a Group (including beneficial	55,134	7.25%
	ownership) (1)
Voting Common Stock	Directors and Executive Officers
($0.0001 par value)(2)	as a Group (including beneficial	679,891,150	52.24%
	ownership) (1)
Super voting Preferred ($0.001 par value)	Directors and Executive Officers
	as a Group (including beneficial	10,000,000	100%
	ownership) (1)

(1)   Richard Surber may be deemed a beneficial owner of 679,891,150 shares of the Company's common stock by virtue of his position as an officer and director of Sack Lunch Productions Inc. and of 10,000,000 shares of Super Voting Preferred by virtue of his positions with Sack Lunch Productions, Inc.

Change in Control

There are no agreements, pledges or arrangements of any kind that could affect a change in control of Green Endeavors, Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

Green shares its corporate office space, certain personnel, and lines of credit with Sack Lunch Productions, Inc. or entities controlled by Sack Lunch under the direction of Richard Surber. A Consulting Agreement is expected to be formalized in 2016 to memorialize costs related to shared office space, utilization of certain staff members and lines of credit that are guaranteed by Richard Surber.

Richard Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $97,443. Subsequent to December 31, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

During the year ended December 31, 2014, the Company paid an aggregate of $38,395 and $133,209 to Sack Lunch for payment of the debenture principal and accrued interest, respectively. During the year ended December 31, 2015, the Company converted $66,000 of debenture principle and $44,636 of related accrued interest into 582,293,105 shares of the Company's common stock.

As of December 31, 2015 and 2014, amounts due to related parties are $424,804 and $77,132, respectively. The $424,804 consists of $6,204 of accrued interest for the note payable to Richard Surber and $418,600 from various amounts owed to Sack Lunch's subsidiaries. The $77,132 consists of $3,704 of accrued interest for the note payable to Richard Surber and $73,428 from various amounts owed to Sack Lunch's subsidiaries.

During 2014, the Company recorded a $33,535 increase to additional paid-in capital as the result of related party forgiveness of debt, which is comprised of $21,874 that Green owed to Diversified Management Services for services and $11,661 that Landis II owed to Downtown Development Corporation for accrued interest.

Effective October 16, 2015, Sack Lunch Productions, Inc. (Green's parent corporation "SAKL") closed a Credit Agreement (the "Credit Agreement") with SAKL, as borrower, and the Company's subsidiaries as joint and several guarantors and TCA Global Credit Master Fund, LP, ("TCA").  Pursuant to the Credit Agreement, TCA loaned SAKL an initial amount of $1,800,000. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Convertible Promissory Note (the "Note") and the repayment of the Note is secured by a first position security interest in substantially all of SAKL's assets in favor of TCA, as evidenced by a Security Agreement by and between SAKL and TCA (the "Company Security Agreement") and a first position security interest in substantially all of the Subsidiaries' assets, including Green Endeavors, in favor of TCA. The Note is due and payable, along with interest thereon, fifteen months following the effective date of the Note, and bears interest at the rate of 12% per annum.

On September 3, 2016 Landis Salons Inc. entered into a Memorandum of Intercompany Loan with Color Me Rad LLC, a related party, to advance $200,000. This sum is to be repaid in weekly payments of not less than $4,350, with interest at the rate of 20.1% per annum.
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

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (SGA) served as our independent registered public accounting firm for the years ended December 31, 2015 and 2014. $44,529 and $42,150 was paid to SGA for services rendered during the fiscal years ending December 31, 2015 and 2014, respectively.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were $44,529 and $42,150, respectively.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2015 and 2014.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2015 and 2014.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant, other than those previously reported above, for the years ended December 31, 2015 and 2014.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of December 31, 2015 and 2014	22

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	23

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2015 and 2014	24

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	25

Notes to Consolidated Financial Statements	26

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of
Green Endeavors, Inc.
We have audited the accompanying balance sheets of Green Endeavors, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Endeavors, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has negative working capital of $871,754 and an accumulated deficit of $4,086,863 as of December 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 17, 2016

office 801.783.2950
fax 801.783.2960

www.sadlergibb.com | 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets
Current Assets:
Cash	$150,459	$100,628
Certificate of Deposit	-	28,660
Accounts receivable	15,967	15,764
Inventory	138,928	152,758
Prepaid expenses	31,513	22,800
Notes receivable related party - current	196,922	-
Total current assets	533,789	320,610

Property, plant, and equipment, net of accumulated depreciation of $857,236 and $727,328, respectively	293,068	402,152
Other assets	24,475	24,475
Total Assets	$851,332	$747,237

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$344,052	$336,569
Deferred revenue	66,048	62,755
Deferred rent	86,818	103,174
Due to related parties	424,804	77,132
Derivative liability	209,610	31,424
Current portion of convertible notes payable, net of debt discount of $5,889 and $0	44,094	110,000
Current portion of notes payable, related party	67,990	52,250
Current portion of capital lease obligations	10,038	21,701
Current portion of notes payable	152,089	181,762
Total current liabilities	1,405,543	976,767

Long-Term Liabilities:
Notes payable	152,028	114,147
Notes payable, related party	14,389	-
Convertible notes payable, net of debt discount of $30,390 and $0, respectively	8,110	-
Capital lease obligations	-	12,945
Convertible debentures, related party, net of debt discount of $29,218 and $41,741, respectively	2,118,373	2,171,850
Total long-term liabilities	2,292,900	2,298,942
Total Liabilities	3,698,443	3,275,709

Stockholders' Deficit:
Convertible super voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 734,607 and 760,488 shares issued and outstanding at December 31, 2015, and December 31, 2014, respectively	735	760
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2015, and December 31, 2014	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 1,236,348,785 and 195,414,505 shares issued and outstanding at December 31, 2015, and December 31, 2014, respectively	123,634	19,541
Subscription receivable	(76,800)	-
Additional paid-in capital	1,182,183	643,547
Accumulated deficit	(4,086,863)	(3,202,320)
Total stockholders' deficit	(2,847,111)	(2,528,472)
Total Liabilities and Stockholders' Deficit	$851,332	$747,237

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Year Ended
	December 31, 2015	December 31, 2014
Revenue:
Services, net of discounts	$2,198,314	$2,303,271
Product, net of discounts	829,692	890,781
Total revenue	3,028,006	3,194,052

Costs and expenses:
Cost of services	1,187,437	1,337,039
Cost of product	467,782	513,083
Depreciation	129,909	133,044
General and administrative	1,596,973	1,258,405
Total costs and expenses	3,382,101	3,241,571
Loss from operations	(354,095)	(47,519)

Other income (expenses):
Interest income	5,544	852
Interest expense	(232,954)	(71,104)
Interest expense, related parties	(188,647)	(198,413)
Gain (loss) on derivative fair value adjustment	(86,992)	23,675
Loss on settlement of debt	(45,268)	212,194
Other income (expense)	17,869	1,278
Total other income (expenses)	(530,448)	(31,518)
Loss before income taxes	(884,543)	(79,037)
Provision for income taxes	-	-
Net Loss	$(884,543)	$(79,037)

Net Loss per common share – basic and diluted
Basic:
Basic earnings per common share	$(0.00)	$(0.00)
Weighted-average common shares outstanding	331,430,348	189,901,610
Diluted:
Diluted earnings per common share	$(0.00)	$(0.00)
Weighted-average common shares outstanding	331,430,348	189,901,610

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Subscription Receivable	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	10,000,000	10,000	561,704	562	166,572,135	16,657	(116,841)	(3,123,283)		(3,212,905)

Series B preferred shares issued for settlement of principal and accrued interest on convertible debentures			189,123	189			654,746			654,935
Conversion of series B preferred shares into common shares			(33,672)	(34)	28,842,370	2,884	(2,850)			-
Series B preferred shares issued for cash			43,333	43			74,957			75,000
Forgiveness of debt by related party							33,535			33,535
Net loss for the year ended December 31, 2014								(79,037)		(79,037)
Balance as of December 31, 2014	10,000,000	10,000	760,488	760	195,414,505	19,541	643,547	(3,202,320)		(2,528,472)

Conversion of series B preferred shares into common shares			(8,976)	(8)	18,424,242	1,842	(1,834)			-
Series B preferred shares redeemed for cash			(2,700)	(3)			(2,697)			(2,700)
Conversion of debt and Class B preferred shares to common shares			(14,205)	(14)	10,230,000	1,023	(36,229)			(35,220)
										-
Common shares issued for subscription receivable					73,500,000	7,350	428,004		(295,050)	140,304
Payments on subscription receivable									62,762	62,762
Loss on settlement of subscription receivable									155,488	155,488
Common stock issued for convertible debt					356,486,933	35,649	30,453			66,102
Change in derivative due to conversion							68,532			68,532
Conversion of debt and accrued interest to common stock					582,293,105	58,229	52,407			110,636
										-
Net loss for the year ended December 31, 2015								(884,543)		(884,543)
Balance as of December 31, 2015	10,000,000	10,000	734,607	735	1,236,348,785	123,634	1,182,183	(4,086,863)	(76,800)	(2,847,111)

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(884,543)	$(79,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	129,909	133,044
Amortization of debt issuance costs	39,916
Amortization of debt discount costs	108,792	34,353
Stock-based compensation	140,304	-
Gain on forgiveness of capital lease	(3,256)	-
Gain on settlement of debt	45,268	(212,194)

(Gain) loss on derivative liability fair value adjustment	86,992	(23,675)
Initial derivative expense	27,178	-

Changes in operating assets and liabilities:
Accounts receivable	(203)	770
Certificate of deposit	28,660	(28,660)
Inventory	13,830	(8,441)
Prepaid expenses		(22,800)
Other assets	-	27,826
Accounts payable and accrued expenses	7,483	46,916
Due to (from) related parties	392,308	1,294
Deferred rent	(16,356)	(10,326)
Deferred revenue	3,293	(1,075)
Note receivable	(735)

Net cash provided by (used in) operating activities	118,840	(142,005)

Cash Flows from Investing Activities:
Payment to related party for note receivable	(196,187)	-
Purchases of property, plant, and equipment	(20,824)	(63,634)
Net cash used in investing activities	(217,011)	(63,634)

Cash Flows from Financing Activities:
Payments made on notes payable	(604,672)	(98,772)
Payments made on convertible debt	(16,915)
Payments made on related party notes payable	(4,953)	-
Payments made on related party convertible notes payable		(38,395)
Payments made on capital lease obligations	(21,352)	(18,371)

Proceeds from issuance of notes payable	567,750	280,821
Proceeds from issuance of related party notes payable	35,082	-
Proceeds from issuance of convertible notes payable	133,000	-
Proceeds from stock subscriptions	62,762	-
Proceeds from Class B shares redeemed	(2,700)
Proceeds from issuance of convertible series B preferred stock	-	75,000
Net cash provided by (used in) financing activities	148,002	200,283

Increase (decrease) in cash	49,831	(5,356)

Cash at beginning of period	100,628	105,984

Cash at end of period	$150,459	$100,628

Supplemental cash flow information:
Cash paid during the period for:
Interest	$100,103	$36,169
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$132,548	$-
Conversion of Series B preferred shares to common stock	$1,842	$2,850
Forgiveness of related party debt		$33,535
Issuance of Series B preferred stock for settlement of debt		$654,746
Return of Series B preferred stock	$14	$-
Exercised options for subscription receivable	$295,050	$-
Settlement of debt	$35,805	$-
Conversion of debt to common stock	$134,634	$-
Stock issued for related party debt	$110,636	$-
Deferred finance costs	$45,130	$-
Original issue discount	$3,500	$-

The accompanying notes are an integral part of these consolidated financial Statements.

Note 1 – Organization and Basis of Financial Statement Presentation

Business Description

Green Endeavors, Inc., ("Green") owns and operates two hair salons carrying the Aveda™ product line through its wholly-owned subsidiaries Landis Salons, Inc. ("Landis") and Landis Salons II, Inc. ("Landis II") in Salt Lake City, Utah. Green also owns and operates Landis Experience Center LLC ("LEC"), an Aveda retail store in Salt Lake City, Utah.

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc.  During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah.  Green has four classes of stock as follows: common with 10,000,000,000 shares authorized; preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible super voting preferred with 10,000,000 shares authorized. Green is quoted on the Pink Sheets as an OTCQB issuer under the symbol GRNE.

Green is a more than 50% controlled subsidiary of Sack Lunch Productions, Inc. ("SAKL"). Sack Lunch Productions, Inc. is listed at OTC Markets trading under the symbol SAKL and is not currently a reporting company. Previous to April 15, 2015, SAKL was known as Nexia Holdings, Inc. and was trading under its symbol NXHD.

Landis Salons, Inc., a Utah corporation, was organized on May 4, 2005 for the purpose of operating an Aveda Lifestyle Salon. Landis Salons, Inc. is a wholly-owned subsidiary of Green.

Landis Salons II, Inc., a Utah corporation was organized on March 17, 2010 as a wholly-owned subsidiary of Green for the purpose of opening a second Aveda Lifestyle Salon.

Landis Experience Center, LLC ("LEC"), a Utah limited liability company, was organized on January 23, 2012 as a wholly-owned subsidiary of Green for the purpose of operating an Aveda retail store in the City Creek Mall in Salt Lake City, Utah. LEC opened its doors August 16, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation / Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green. These financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2015 and 2014, Green had no cash equivalents.

Concentration of Credit Risk and Accounts Receivable

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions.  The company had no deposits in excess of federally insured limits at December, 2015 and 2014.  Accounts receivable represents the balance owed to LEC by Aveda as a rebate owed to LEC for inventory purchases.  The Company has experienced no credit write-offs to this account and no allowance has been provided.

Inventory

Inventories are stated at the lower of cost or market.  Cost is principally determined using the first-in, first-out method (FIFO).

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

For the years ended December 31, 2015 and 2014, Green recorded depreciation expense of $129,909 and $133,044, respectively. Maintenance and repair costs are expensed as incurred.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows. There were no impairments of long-lived assets during the years ended December 31, 2015 and 2014.

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

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the years ended December 31, 2015 and 2014, advertising costs amounted to $165,302 and $113,124, respectively.

Stock-Based Compensation

Green recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the restricted stock award, option, or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Because the employee is expected to and has historically received shares of common stock on or about the date of the employee stock option grant date as part of the exercise process, the fair value of each stock issuance is determined using the fair value of Green's common stock on the grant date.

Income Taxes

The Company has adopted the ASC 740 "Income Taxes" as of its inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the year ended December 31, 2015, diluted earnings per common share amounted to ($.00003).
The following table shows the calculation of diluted common shares as of December 31, 2015:
2015
Diluted Shares
Potential shares issued due to conversion of Series B Preferred Stock	15,691,217,262
Potential shares issued due to conversion of convertible debt	9,365,464,772
Potential shares issued due to conversion of Super voting shares	1,000,000,000
Total potentially dilutive shares	26,056,682,034
Common shares outstanding	331,430,348
Total diluted shares	26,388,112,382

2014
Potential shares issued due to conversion of Series B Preferred Stock	651,387,482
Potential shares issued due to conversion of convertible debt	423,817,880
Potential shares issued due to conversion of Super voting shares	1,000,000,000
Total potentially dilutive shares	2,075,205,362
Weighted average common shares outstanding	189,901,610
Total diluted shares	2,265,106,972

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the presentation in the December 31, 2015 financial statements.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green's consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green's inventory consists of finished good products that are held for resale at all locations or that are used for the services provided by the two salons. Inventory is carried at the lower of cost or market. As of December 31, 2015 and 2014, inventory amounted to $138,928 and $152,758, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green's Property, plant, and equipment by major category as of December 31, 2015:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$39,247	$29,401	$9,846
Construction in process	12,000	-	12,000
Leasehold improvements	639,253	476,652	162,601
Furniture and fixtures	27,201	24,661	2,540
Leased equipment	76,298	54,061	22,237
Equipment	282,957	219,071	63,886
Vehicle	48,193	39,587	8,606
Signage	25,155	13,803	11,352
	$1,150,304	$857,236	$293,068

The following is a summary of Green's Property, plant, and equipment by major category as of December 31, 2014:

	Cost	Accumulated Depreciation	Net

Computer equipment and related software	$39,247	$22,189	$17,058
Construction in process	24,905	-	24,905
Leasehold improvements	625,004	410,010	214,994
Furniture and fixtures	27,201	22,117	5,084
Leased equipment	76,298	38,803	37,495
Equipment	263,478	190,114	73,364
Vehicle	48,193	32,703	15,490
Signage	25,154	11,392	13,762
Total	$1,129,480	$727,328	$402,152

Note 5 – Other Assets

The following table shows other assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Lease and utility deposits	$24,475	$24,475
Other	-	-
Total other assets	$24,475	$24,475

Note 6 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2015 and 2014, consisted of the following:

		Level 1	Level 2	Level 3
	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$209,610	$-	$209,610	$-

		Level 1	Level 2	Level 3
	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2014	(Level)	(Level 2)	(Level)
Derivative liability (1)	$31,424	$-	$31,424	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Derivative Liability footnote for information on measurement of the derivative liability).

Note 7 – Derivative Liability

As of December 31, 2015, the Company has a $209,610 derivative liability balance on the balance sheet, and for the same year the Company recorded a ($86,992) loss from derivative liability fair value adjustment. The derivative liability activity comes from the convertible note payable as follows:

Eastshore Enterprises, Inc.
On August 17, 2012, Green issued a $35,000 Convertible Promissory Note to Eastshore Enterprises, Inc. ("Eastshore Note") that matured August 17, 2014. The Eastshore Note bears interest at a rate of 8% per annum and can be convertible into Green's common shares, at the holder's option, at the conversion rate of 54% of the market price (a 46% discount) of the lowest trading price of Green's common shares during the ten-day period ending one trading day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the Eastshore convertible note payable is carried on Green's balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  Green fair values the embedded derivative using the Black-Scholes option pricing model.  The fair value of the derivative at the inception date of the Eastshore note was $63,636. Of the total, $35,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $28,636 was charged to operations as non-cash interest expense. The fair value of $63,636 was recorded as a derivative liability on the balance sheet.

The debt discount for the Eastshore note is amortized over the life of the note (approximately two years), which became fully amortized during the third quarter ended September 30, 2014. On December 31, 2015, Green marked-to-market the fair value of the derivative liabilities related to the Eastshore Note and determined an aggregate fair value of $87,091 and recorded a $55,677 loss from change in fair value of derivative for the year ended December 31, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 287%, (3) risk-free interest rate of 0.65%, (4) expected life of 1.0027 years, and (5) estimated fair value of Green's common stock of $0.0012 per share.

KBM Worldwide, Inc.
On January 26, 2015, Green issued a $64,000 Convertible Promissory Note to KBM Worldwide, Inc. ("KBM Note") that matures October 28, 2015. The KBM Note bears interest at a rate of 8% per annum and can be convertible into Green's common shares, at the holder's option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green's common shares during the ten-day period ending one day prior to the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the KBM Note is carried on Green's balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the KBM Note was $60,048. Of the total, $60,048 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $0 was charged to operations as non-cash interest expense. The fair value of $60,048 was recorded as a derivative liability on the balance sheet.

The debt discount for the KBM Note is amortized over the life of the note (approximately nine months). As of December 31, 2015, subject to the terms of the convertible note, the KBM Note has been fully converted to common stock.

On August 10, 2015, subject to the terms of the convertible note, KBM converted $15,000 of note principle into 23,437,500 shares of the Company's common stock. On October 19, 2015, subject to the terms of the convertible note, KBM converted $8,025 of note principle into 29,722,222 shares of the Company's common stock. On October 22, 2015, subject to the terms of the convertible note, KBM converted $7,430 of note principle into 29,720,000 shares of the Company's common stock. On October 27, 2015, subject to the terms of the convertible note, KBM converted $6,835 of note principle into 29,717,391 shares of the Company's common stock. On November 5, 2015, subject to the terms of the convertible note, KBM converted $4,455 of note principle into 29,700,000 shares of the Company's common stock. On November 19, 2015, subject to the terms of the convertible note, KBM converted $5,340 of note principle into 44,500,000 shares of the Company's common stock. On December 7, 2015, the company settled the remaining note and accrued interest for $20,486.

LG Capital Funding, LLC
On March 25, 2015, Green issued a $34,000 Convertible Promissory Note to LG Capital Funding, LLC ("LGCF Note") that matures March 26, 2016. The LGCF Note bears interest at a rate of 8% per annum and can be convertible into Green's common shares, at the holder's option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green's common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the LGCF Note is carried on Green's balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the LGCF Note was $40,018. Of the total, $34,000 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $6,018 was charged to operations as non-cash interest expense. The fair value of $40,018 was recorded as a derivative liability on the balance sheet.

The debt discount for the LGCF Note is amortized over the life of the note (approximately twelve months). On December 31, 2015, Green marked-to-market the fair value of the derivative liabilities related to the LGCF Note and determined an aggregate fair value of $33,692 and recorded a $20,622 loss from change in fair value of derivative and a fair value gain on conversion of $26,958 for the year ended December 31, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 476.51%, (3) risk-free interest rate of 0.16%, (4) expected life of 0.23 years, and (5) estimated fair value of Green's common stock of $0.00012 per share.

On October 13, 2015, subject to the terms of the convertible note, LGCF converted $2,000 of note principle into 6,351,937 shares of the Company's common stock. On October 23, 2015, subject to the terms of the convertible note, LGCF converted $3,500 of note principle into 13,526,231 shares of the Company's common stock. On November 2, 2015, subject to the terms of the convertible note, JMJ converted $2,635 of note principle into 15,873,908 shares of the Company's common stock. On November 17, 2015, subject to the terms of the convertible note, LGCF converted $2,840 of note principle into 22,066,108 shares of the Company's common stock. On December 1, 2015, subject to the terms of the convertible note, LGCF converted $2,745 of note principle into 24,955,258 shares of the Company's common stock. On December 9, 2015, subject to the terms of the convertible note, LGCF converted $1,545 of note principle into 28,132,586 shares of the Company's common stock. On December 15, 2015, subject to the terms of the convertible note, LGCF converted $1,620 of note principle into 29,541,034 shares of the Company's common stock. On December 29, 2015, subject to the terms of the convertible note, LGCF converted $2,132 of note principle into 29,242,758 shares of the Company's common stock.

JMJ Financial
On July 30, 2015, Green issued a $38,500 Convertible Promissory Note to JMJ Financial ("JMJ Note") that matures July 30, 2017. The JMJ Note bears interest at a rate of 10% per annum and can be convertible into Green's common shares, at the holder's option, at the conversion rate of 60% of the market price (a 40% discount) of an average of the three lowest trading price of Green's common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the JMJ Note is carried on Green's balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. Green fair values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the inception date of the JMJ Note was $59,660. Of the total, $38,500 was recorded as a debt discount, which is up to but not more than the net proceeds of the note. $21,160 was charged to operations as non-cash interest expense. The fair value of $59,660 was recorded as a derivative liability on the balance sheet.

The debt discount for the JMJ Note is amortized over the life of the note (approximately twenty-four months). On December 31, 2015, Green marked-to-market the fair value of the derivative liabilities related to the JMJ Note and determined an aggregate fair value of $88,827 and recorded a $29,167 loss from change in fair value of derivative for the year ended December 31, 2015. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.85%, (3) risk-free interest rate of 1.06%, (4) expected life of 1.58 years, and (5) estimated fair value of Green's common stock of $0.0012 per share.

Note 8 – Income Taxes

The Company is a subsidiary of Sack lunch Productions, Inc. that files a consolidated income tax return. The Company follows ASC 740, under which deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.  The cumulative net operating loss and the cumulative tax effect at the expected composite rate of 39 percent of significant items comprising our net deferred tax amount is as follows:

The cumulative net operating loss and the cumulative tax effect at the expected composite rate of 39 percent of significant items comprising our net deferred tax amount is as follows:

	December 31,
	2015	2014

Cumulative net operating loss	(3,831,190)	(3,190,679)

	December 31,
	2015	2014
Deferred Tax assets:
Net operating loss carry forwards	(1,593,877)	(1,248,905)
Meals and Entertainment	27,516	24,226
Donations	16,600	13,363
Change in derivative liability	880	(33,047)
Stock options for services	54,718
Valuation allowance	1,494,163	1,244,363
	-	-

	December 31,
	2015	2014
Book income (loss) from operations	(344,972)	(30,824)
Meals and Entertainment	3,290	3,584
Donations	3,237	3,959
Change in derivative liability	33,927	(9,233)
Stock options issued for services	54,718
Change in valuation allowance	249,800	32,514
	-	-

Note 9 – Related Party Transactions
On April 30, 2008, Green entered into a stock transfer agreement with its parent company Sack Lunch Productions Inc. and Sack Lunch's wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price of 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. Green determined that there is a beneficial conversion feature for the debt and recorded a debt discount of $150,000 on April 30, 2008, which is being amortized for 10 years to the maturity date of the debenture. In December 2009, Sack Lunch converted $125,000 of the debenture into common stock of Green and during 2010 Green paid $15,200 of principal on the debenture. During 2010, Sack Lunch sold $500,000 of its holdings of the debenture to unrelated parties for cash thus leaving the related and unrelated party portions of the debenture at $2,359,800 and $500,000, respectively for a total amount of $2,859,800. During 2014, the Company exchanged the total unrelated party principal and accrued interest for 189,123 of its Convertible Series B Preferred Stock. On December 11, 2015, the Company amended the conversion terms of the note to include a floor to the conversion price.  The note holder can convert all or any amount over $10,000 of the principal face amount of the debenture into shares of Common stock, $0.0001 par value per share, at a conversion price for each share of Common stock at the greater of $0.0001 or equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.  As of December 31, 2015 and 2014, the entire amount is considered long-term. The following table shows the related and unrelated party amounts of the debenture and their respective amortized debt discount amounts:

	December 31,
	2015	2014
Convertible Debenture - Related Party
Principal amount	$2,147,591	$2,213,591
Debt discount	(29,218)	(41,741)
Convertible debenture, net of debt discount	$2,118,373	$2,171,850

Convertible Debenture - Totals
Principal amount	$2,147,591	$2,213,591
Debt discount	(29,218)	(41,741)
Convertible debenture, net of debt discount	$2,118,373	$2,171,850

The following table summarizes the related party amounts of principal and accrued interest on the Convertible Debentures as of December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Principal balance	$2,147,591	$2,213,591
Accrued interest	-
Total	$2,147,591	$2,213,591

During the year ended December 31, 2015, the Company converted $110,636 of debenture principle and interest and made cash payments of principle and interest of $132,452 to Sack Lunch.  During the year ended December 31, 2014, the Company paid an aggregate of $38,395 and $177,845 to Sack Lunch for payment of the debenture principal and accrued interest, respectively.

As of December 31, 2015 and 2014, amounts due to related parties are $424,804 and $77,132, respectively. The $404,804 consists of $6,852 of accrued interest for the note payable to Richard Surber and $417,952 from various amounts owed to Sack Lunch's subsidiaries. The $77,132 consists of $3,704 of accrued interest for the note payable to Richard Surber and $73,428 from various amounts owed to Sack Lunch's subsidiaries.

On April 15, 2013, Green issued a Promissory Note in the amount of $37,400 payable to Sack Lunch for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due April 15, 2015. As of December 31, 2015 and 2014, accrued interest on the note was $5,810 and $3,085 respectively. As of December 31, 2015 and 2014, the principal balance on the note was $27,250 and the note is currently in default.

During 2014, the Company recorded a $33,535 increase to additional paid-in capital as the result of related party forgiveness of debt, which is comprised of $21,874 that Green owed to Diversified Management Services for services and $11,661 that Landis II owed to Downtown Development Corporation for accrued interest.

Effective October 16, 2015, Sack Lunch Productions, Inc. (Green's parent corporation "SAKL") closed a Credit Agreement (the "Credit Agreement") with SAKL, as borrower, and the Company's subsidiaries as joint and several guarantors and TCA Global Credit Master Fund, LP, ("TCA").  Pursuant to the Credit Agreement, TCA loaned SAKL an initial amount of $1,800,000. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Convertible Promissory Note (the "Note") and the repayment of the Note is secured by a first position security interest in substantially all of SAKL's assets in favor of TCA, as evidenced by a Security Agreement by and between SAKL and TCA (the "Company Security Agreement") and a first position security interest in substantially all of the Subsidiaries' assets, including Green Endeavors, in favor of TCA. The Note is due and payable, along with interest thereon, fifteen months following the effective date of the Note, and bears interest at the rate of 12% per annum.

On September 3, 2016 Landis Salons Inc. entered into a Memorandum of Intercompany Loan with Color Me Rad LLC, a related party, to advance $200,000. This sum is to be repaid in weekly payments of not less than $4,350, with interest at the rate of 20.1% per annum.
As of December 31, 2015, Mr. Surber is a personal guarantor to various notes payable by the Company. Subsequent to December 31, 2015, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 10 – Notes Payable

A summary of notes payable as of December 31, 2015 and 2014 is as follows:

	Interest	Maturity	Balance	Balance
Creditor	Rate	Date	12/31/2015	12/31/14
Salt Lake City Corp (1)	3.25%	7/1/2015	$-	$12,520
Alliance Laundry Services LLC (2)	7.99%	3/3/2019	8,532	10,681
American Express Merchant Funding (3)	12.00%	8/2/2016	-	225,558
American Express Merchant Funding (4)	12.00%	11/19/2017	261,806	-
William and Nina Wolfson (5)	11.00%	2/27/2016	14,844	18,115
Salt Lake City Corp (6)	5.00%	9/1/2017	18,935	29,035
	Total		$304,117	$295,909
	Less: Current Portion		152,089	181,762
	Long-Term Portion		$152,028	$114,147

A summary of capital leases payable as of December 31, 2015 and 2014 is as follows:

	Interest	Maturity	Balance	Balance
Creditor	Rate	Date	12/31/2015	12/31/14
Castleton Equipment Lease (7)	16.96%	4/23/2016	$5,929	$21,843
Imaging Concepts Copier Lease (8)	10.90%	2/25/2018	-	4,105
Time Payment Corp - equip lease (9)	17.75%	9/5/2016	4,110	8,698
	Total		$10,038	$34,646
	Less: Current Portion		10,038	21,701
	Long-Term Portion		$-	$12,945

A summary of convertible notes payable as of December 31, 2015 and 2014 is as follows:

	Interest	Maturity	Balance	Balance
Creditor	Rate	Date	12/31/2015	12/31/14
Southridge Partners (10)		2/28/2013	$-	$75,000
Eastshore Enterprises (11)	8.00%	8/17/2014	35,000	35,000
LG Capital Funding, LLC (12)	8.00%	3/25/2016	14,983	-
JMJ Financial (13)	12.00%	7/30/2017	38,500	-
	Total		$88,483	$110,000
	Less: Current Portion		49,983	110,000
	Less: Current Portion of Debt Discount		5,889
	Total Current Portion, net of discount		44,094
	Long-Term Portion		$38,500	$-
	Less: Long-Term Portion of Debt Discount		30,390
	Total Long-Term Portion net of discount		$8,110

A summary of the related party note payable as of December 31, 2015 and 2014 is as follows:
	Interest	Maturity	Balance	Balance
Creditor	Rate	Date	12/31/2015	12/31/14
Sack Lunch - note payable (14)	10.00%	4/15/2015	$27,250	$27,250
Richard Surber $25k note payable (15)	18.00%	3/12/2018	20,820	-
Diversified Holdings X, Inc $10k note (16)	18.00%	5/6/2016	9,309	-
Richard Surber $25k note payable (17)	20.00%	11/6/2017	25,000	25,000
	Total		$82,379	$52,250
	Less: Current Portion		67,990	52,250
	Long-Term Portion		$14,389	$-

(1)
On June 18, 2010, Landis Salons, Inc. received a loan in the amount of $100,000 from the Division of Economic Development of Salt Lake City Corporation. The loan includes a 1% origination fee. Principal and interest payments are made monthly over a five year term commencing June 2010. The loan is secured by a $25,000 certificate deposit held in the name of Landis Salons, Inc. and is personally guaranteed by Richard Surber, CEO of Green. The certificate of deposit is collateral for the loan. As of December 31, 2015 the note has been paid in full.

(2)
On March 3, 2014, Landis Salons, Inc. entered into a loan agreement with Alliance Laundry Services LLC in the amount of $12,021 for the financing of professional laundry equipment.  The note calls for 60 monthly payments of $244 commencing when the equipment is delivered for installment. In addition to corporate guarantees, Richard Surber, President, CEO, and Director of Landis is a personal guarantor and the note is secured by the equipment.

(3)
On July 31, 2014, the Company entered into a loan agreement with American Express Bank, FSB in the amount of $240,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 23% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 12% ($28,800) of the $240,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $268,800. As of December 31, 2015, the note has been paid in full.

(4)
On February 3, 2015, the Landis Salons II, Inc. entered into a loan agreement with American Express Bank, FSB in the amount of $74,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 30% of the American Express credit card sales receipts that are collected each month. The loan requires a prepaid interest charge that is 12% ($8,880) of the $74,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $82,880. As of December 31, 2015 the note has been paid in full.

(5)
On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to William and Nina Wolfson in exchange for a cash payment of the same amount. The note provides for monthly payments in the amount of $1,292 of principal and interest. In addition to the Company's guarantee to the note, Richard Surber has personally guaranteed the note.

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

(7)
On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with Castleton Capital Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535. Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company's guarantee for the debt, Richard Surber is personal guarantor to the lease.

(8)
On February 25, 2013, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $5,911 with Imaging Concepts. The lease agreement requires 60 monthly payments of principal and interest in the amount of $128. Interest is at the rate of 10.9% per year and the maturity date is February 25, 2018. Landis has the option to purchase the leased salon equipment at maturity for a $1 bargain purchase amount. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company's guarantee for the debt, Richard Surber is a personal guarantor to the lease. As of December 31, 2015 the note has been paid in full.

(9)
On July 26, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with Time Payment Corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $485. Landis has the option to purchase the leased salon equipment at maturity for $2,178 or less. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company's guarantee for the debt, Richard Surber is personal guarantor to the lease.

(10)
On August 15, 2012, Green issued a $75,000 promissory convertible promissory note to Southridge Partners II, LP as a condition of Southridge entering into an Equity Purchase Agreement with the Company (see Note 11). The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note bears no interest and matures on February 28, 2014 at which time a balloon payment of the entire principal amount is due. The holder of the note is entitled any time after the maturity date to convert the note into common stock of the Company at 70% of the average of the two lowest closing bid prices for the five day prior to the date of the conversion. The Company determined the note contained a beneficial conversion feature and therefore recorded a $32,143 debt discount. As of December 31, 2015 the note has been paid in full.

(11)
On August 17, 2012, Green issued a $35,000 convertible promissory note to Eastshore Enterprises, Inc. Green converted $15,000 of accounts payable to Eastshore to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the holder can be convertible into Green's common shares at the conversion rate of 54% of the market price of the lowest price of Green's common shares during the ten-day period ending one trading day prior to the date of the conversion. As of December 31, 2015, none of the note had been converted into shares of common stock.

(12)
On March 25, 2015, Green issued a $34,000 Convertible Promissory Note to LG Capital Funding, LLC ("LGCF Note") that matures March 26, 2016. The LGCF Note bears interest at a rate of 8% per annum and can be convertible into Green's common shares, at the holder's option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green's common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

(13)
On July 30, 2015, Green issued a $38,500 Convertible Promissory Note to JMJ. The JMJ Note can be convertible into Green's common shares, at the holder's option, at the conversion rate of 60% of the market price (a 40% discount) of an average of the three lowest trading price of Green's common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company's own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

(14)
On April 15, 2013, Green entered into a promissory note with its parent company, Sack Lunch Productions Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note is due 24 months from signing.

(15)
On March 24, 2015, Landis Salons, Inc. entered into a promissory note with Richard Surber, President, CEO, and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 18% per annum, with a term of five years and monthly payments of $806 and a demand feature by which the note can be called upon the demand of Mr. Surber. As security for the note, Landis Salons pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons and all and any other assets to which Landis Salons holds title or claims ownership or that is hereafter acquired by Landis Salons, subject only to purchase money liens held by sellers or grantors.

(16)
On May 6, 2015 Landis salons Inc. entered into a promissory note with Diversified Holdings X Inc. for the sum of $$10,000. The interest rate on this loan is 18% per annum. There will be a lump sum payment made 12 months after the origination date.

(17)
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

Note 11 – Lease Commitments

Operating Leases

Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. For the years ended December 31, 2015 and 2014, rent expense was $187,213 and $203,480, respectively.

As of December 31, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases
For the fiscal years ending December 31:
2016	95,740
2017	137,800
2018	145,575
2019	120,065
Thereafter	62,313
Total operating lease payments	$561,493

Capital Leases

During 2012, the Company entered into two salon equipment lease agreements for its two salons. During 2013, the Company entered into a lease agreement for office equipment. The Company evaluated the leases at the time of purchase and determined that the agreement contained a beneficial by-out option wherein the Company has the option to buy the equipment for $1 at the end of the lease term. Under the guidance in ASC 840, the Company has classified the leases as capital leases for equipment in the gross amount of $76,298. This amount has been capitalized and included with the Company's equipment and is amortized as such. The Company used the discounted value of future payments as the fair value of this asset and has recorded the discounted value of the remaining payments as a liability.  As of December 31, 2015 and 2014, the gross carrying amount of the leased assets was $76,298. As of December 31, 2015 and 2014, accumulated amortization on the leases was $54,016 and $38,803, respectively.

Capital leases payable outstanding were as follows:

	December 31,	December 31,
	2015	2014
Total, net	$10,038	$34,646
Less current portion	(10,038)	(21,701)
Long-term portion	$-	$12,945

As of December 31, 2015, future minimum lease payments under non-cancelable capital leases were as follows:

Capital Leases
For the fiscal years ending December 31:
2016	10,503
Thereafter	-
Total operating lease payments	10,503
Less interest for the terms	(465)
Total, net	$10,038

Contingent Deferred Rents

The Landis Experience Center, (LEC), retail outlet has entered into various lease modification agreements with its landlord.  The landlord has agreed to monthly lease payment reductions through December 31, 2015 which total $58,500.  Under the terms of the modification agreements, these deferred payments will be cancelled if LEC fulfills its lease term commitment.

Note 12 – Stockholders' Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green's preferred stock may be divided into such series as may be established by the Board of Directors. As of December 31, 2015 and 2014, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

Convertible Super voting Preferred Stock

Each share of the Convertible Super voting Preferred Stock is convertible into 100 shares of Green's Common stock and has the voting rights equal to 100 shares of Common stock.

During the years ended December 31, 2015 and 2014, there were no issuances or conversions of Convertible Super voting Preferred shares.

As of December 31, 2015 and 2014, Green had 10,000,000 shares of Convertible Super voting Preferred stock issued and outstanding, respectively.

Convertible Series B Preferred Stock

Each share of Green's Convertible Series B Preferred Stock, (Series B) has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average closing bid market price of Green's common stock for the five days before conversion notice date by the shareholder. Convertible Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion.

2015

On January 15, 2015 the Board of Directors approved the return and cancellation of 14,205 shares of Series B shares in conjunction with an issuance of common stock for the cancellation of debt. (See Common Stock below)

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B held by an investor into 4,924,242 shares of Common Stock. The shares were converted at $0.00396 per share based on the conversion provisions for the Series B Preferred Stock designation.

On July 8, 2015, the Board of Directors approved the conversions of 5,076 shares of Series B into 13,500,000 shares of Common Stock. The shares were converted at prices per share of approximately $0.00188 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On November 16, 2015 The Board of Directors approved the payment of $2,500 to an investor for the return of 2,700 shares of Series B.

2014

During the year ended December 31, 2014, the Board of Directors approved the conversions of 33,672 shares of Series B into 28,842,370 shares of Common Stock. The shares were converted at prices per share of approximately $0.00416 to $0.00646 based on the conversion provisions for the Series B designation.

During the year ended December 31, 2014, the Board of Directors approved the issuance of 43,333 shares of Series B in exchange for a total of $75,000 in cash.

On March 28 2014, the Board of Directors approved the issuance of a total of 189,123 shares of the Company's Series B in exchange for cancellation of the principal and accrued interest of the five, $100,000 each, 8% Series A Senior Subordinated Convertible Redeemable Debentures (the "Debentures").  The Debentures were held by two unrelated parties and amounted to $500,000 in principal and $161,929 of accrued interest for a total of $661,929. The Company recognized a gain of $6,994 on the transaction.

As of December 31, 2015 and 2014, Green had 734,607 and 760,488 shares of Convertible Series B Preferred stock issued and outstanding, respectively.

Common Stock

Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).

2015

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B held by an investor into 4,924,242 shares of Common Stock. The shares were converted at $0.00396 per share based on the conversion provisions for the Series B Preferred Stock designation.

On July 8, 2015, the Board of Directors approved the conversions of 5,076 shares of Series B into 13,500,000 shares of Common Stock. The shares were converted at prices per share of approximately $0.00188 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On December 23, 2015 the Board of Directors approved a partial settlement where $44,635.69 of interest and $66,000 of principle of the debenture held by Sack Lunch Productions Inc. was settled and paid through the issuance of 582,293,105 restricted shares of the Company's common stock.
During the year ended December 31, 2015 the Board of Directors approved grants totaling 73,500,000 shares of common stock pursuant to the S-8 Registration Statement and 2015 Benefit Plan of Green Endeavors, Inc. to certain employees and consultants to the Company.

During the year ended December 31, 2015, subject to the terms of certain Convertible Promissory Notes, $66,102 of convertible debt principle was converted into 356,486,933 share of common stock. (See detailed description of these transactions under Note 7, Derivative Liability, in the footnotes to the financial statements.)

2014

During the year ended December 31, 2014, the Board of Directors approved the conversions of 33,672 shares of Series B into 28,842,370 shares of Common Stock. The shares were converted at prices per share of approximately $0.00416 to $0.00646 based on the conversion provisions for the Series B designation.

On July 31, 2013, Sack Lunch Productions Inc., the parent corporation of the Company, converted $169,434 of debt into 84,716,865 shares of common stock.  The transaction was valued at $169,434 with a stated value per share of $0.002 for the common stock.  There was a 50% discount provided and no loss was recorded because it was considered a capital transaction.  The shares were issued with a restrictive legend to Sack Lunch.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the year ended December 31, 2013, the Board of Directors approved the conversions of 47,774 shares of Series B into 44,472,376 shares of Common Stock. The shares were converted at prices per share of approximately $0.00340 to $0.01386 based on the conversion provisions for the Series B designation.

As of December 31, 2015 and 20143, Green had 1,236,348,785 and 195,414,505 shares of common stock issued and outstanding, respectively.

Note 13 – Stock-Based Compensation

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the "Plan") wherein common stock options are granted to employees. A total of 80,000,000 shares of the Green's common stock (par value $0.0001) are authorized to be issued or granted to employees ("Employees") under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $0.0045 to $0.006 per share for an aggregate of 36,000,000 shares.  Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000.  The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

On July 9, 2015, the Board of Directors approved an amendment to the stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the "2015 Plan") wherein common stock options are granted to employees of the Company. A total of 100,000,000 additional shares of the Company's common stock (par value $0.0001) are authorized to be issued or granted to employees under the Amendment to the 2015 Plan.

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

Note 14 – Options and Warrants

The Company issued 73,500,000 options to certain employees and consultants to the Company during the year ended December 31, 2015.  The options allow the individuals to purchase the company's common stock at exercise prices of between.0015 and .006.     The options contained no vesting period and expire 1 year from grant date.  At December 31, 2015, all options had been exercised and no options were outstanding.

Number of Options
Outstanding December 31, 2014	-
Granted	49,500,000
Exercised	49,500,000
Outstanding December 31, 2015	-

Note 15 – Litigation

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

Note 16 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the years ended December 31, 2015 and 2014 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 17 – Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate the continuation of Green as a going concern. However, as of and for the year ended December 31, 2015, Green had negative working capital of $871,754 and an accumulated deficit of $4,086,863, which raises substantial doubt about Green's ability to continue as a going concern. Green's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 18 – Subsequent Events

On January 12, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,711 of convertible debt, principle and interest, into 29,492,413 shares of the Company's common stock.

On February 11, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,712.22 of convertible debt, principle and interest, into 29,521,034 shares of the Company's common stock.

On February 19, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,036.59 of convertible debt, principle and interest, into 35,113,620 shares of the Company's common stock.

On February 19, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,775 of convertible debt into 35,500,000 shares of the Company's common stock.
On February 25, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,995 of convertible debt into 39,100,000 shares of the Company's common stock.
On February 29, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,053 of convertible debt into 41,050,000 shares of the Company's common stock.

Item 6. Exhibits

(a) The following exhibits are filed herewith or incorporated by reference as indicated in the table below:
Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	Securities to be offered to employee benefit plans pursuant to The 2015 Benefit Plan of the Company, January 21, 2015.	S-8			1/26/2015
Subsequent Events for 2015-Material Contracts
10(i)	None
31.010	Certification of the Registrant's Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.020	Certification of the Registrant's Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.010	Certification of the Registrant's Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.020	Certification of the Registrant's Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC. (Registrant)

DATE: March 17, 2016	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer and Director

DATE: March 17, 2016	By: /s/ Richard D. Surber
Richard D. Surber
Chief Financial Officer