Form 10-Q
period 2016-03-31
Green Endeavors, Inc.
filed 2016-05-20
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

(801) 575-8073
Registrant's Telephone Number, including Area Code
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On May 20, 2016, approximately 1,689,024,989 shares of the registrant's common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31, 2016	December 31, 2015

	(Unaudited)
Assets
Current Assets:
Cash	$148,558	$150,459
Accounts receivable	11,606	15,967
Inventory	148,584	138,928
Prepaid expenses	28,720	31,513
Notes receivable - current	151,618	196,922
Total current assets	489,086	533,789

Property, plant, and equipment, net of accumulated depreciation of $884,273 and $857,236, respectively	281,870	293,068
Other assets	24,475	24,475
Total Assets	$795,431	$851,332
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$264,821	$344,052
Deferred revenue	58,168	66,048
Deferred rent	84,659	86,818
Due to related parties	444,974	424,804
Derivative liability	137,346	209,610
Current portion of notes payable	521,804	44,094
Current portion of notes payable, related party	68,289	67,990
Current portion of capital lease obligations	7,307	10,038
Current portion of convertible notes payable, net of debt discount of $0 and $5,889, respectively	35,000	152,089
Total current liabilities	1,622,368	1,405,543

Long-Term Liabilities:
Notes payable	196,601	152,028
Notes payable, related party	12,184	14,389
Convertible notes payable, net of debt discount of $0 and $30,390, respectively	-	8,110
Convertible debentures, related party, net of debt discount of $26,088 and $29,218, respectively	1,811,503	2,118,373
Total long-term liabilities	2,020,288	2,292,900
Total Liabilities	3,642,656	3,698,443

Stockholders' Deficit:
Convertible supervoting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 734,607 shares issued and outstanding at March 31, 2016 and December 31, 2015	735	735
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2015, and December 31, 2014	-	-
Common stock, $0.0001 par value, 10,000,000,000 shares authorized; 1,689,024,989 and 1,236,348,785 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	168,902	123,634
Subscription receivable	(43,420)	(76,800)
Additional paid-in capital	1,211,159	1,182,183
Accumulated deficit	(4,194,601)	(4,086,863)
Total stockholders' deficit	(2,847,225)	(2,847,111)
Total Liabilities and Stockholders' Deficit	$795,431	$851,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Revenue:
Services, net of discounts	$600,254	$504,517
Product, net of discounts	191,254	197,239
Total revenue	791,508	701,756

Costs and expenses:
Cost of services	324,426	297,443
Cost of product	122,321	110,285
Depreciation	27,035	32,648
General and administrative	322,401	464,493
Total costs and expenses	796,183	904,869
Loss from operations	(4,675)	(203,113)

Other income (expenses):
Interest income	882	1,109
Interest expense	(53,686)	(37,962)
Interest expense, related parties	(39,145)	(45,739)
Gain (loss) on derivative fair value adjustment	22,265	(30,380)
Gain on settlement of debt	-	39,195
Loss on stock subscription receivable	(33,380)	-
Other income (expense)	-	(906)
Total other income (expenses)	(103,064)	(74,683)
Loss before income taxes	(107,739)	(277,796)
Provision for income taxes	-	-
Net loss	$(107,739)	$(277,796)

Net loss per common share
Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted-average common shares outstanding	1,375,746,673	226,463,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(107,739)	$(277,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,036	32,648
Amortization of debt issuance costs	6,513
Amortization of debt discount costs	39,409	17,663
Stock-based compensation	-	74,073
Gain on settlement of debt	-	(39,195)
Loss on derivative liability fair value adjustment	(22,265)	30,380
Loss on stock subscription receivable	33,380
Initial derivative expense	-	6,018
Changes in operating assets and liabilities:
Accounts receivable	4,361	3,668
Certificate of deposit	-	28,660
Inventory	(9,656)	10,002
Prepaid expenses	-	(4,540)
Accounts payable and accrued expenses	(78,416)	60,632
Due to (from) related parties	20,170	(23,759)
Deferred rent	(2,159)	(4,733)
Deferred revenue	(7,880)	(8,735)
Note receivable	(18,696)	(1,034)
Net cash used in operating activities	(115,943)	(96,048)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(15,839)	(3,454)
Payments on related party note receivable	(310,000)
Proceeds from related party note receivable	64,000	-
Net cash used in investing activities	(261,839)	(3,454)

Cash Flows from Financing Activities:
Payments made on notes payable	(51,432)	(47,026)
Payments made on convertible debt	(30,050)
Payments made on related party notes payable	(1,906)	-
Payments made on capital lease obligations	(2,731)	(5,092)
Proceeds from issuance of notes payable	462,000	82,880
Proceeds from issuance of related party notes payable	-	25,082
Proceeds from issuance of convertible series B preferred stock	-	98,000
Net cash provided by financing activities	375,881	153,844

Increase (decrease) in cash	(1,901)	54,342
Cash at beginning of period	150,459	100,628
Cash at end of period	$148,558	$158,424
Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,343	$56,173
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$-	$94,048
Deferred financing cost	$3,720
Conversion of Series B preferred shares to common stock	$-	$492
Return of Series B preferred stock	$-	$14
Exercised options for subscription receivable	$-	$198,000
Settlement of debt	$-	$35,085
Conversion of debt	$74,244	$-

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Index

Note 1 – Nature of Operations and Basis of Presentation

Business Description

Green Endeavors, Inc., ("Green") owns and operates two hair salons carrying the Aveda™ product line through its wholly-owned subsidiaries Landis Salons, Inc. ("Landis") and Landis Salons II, Inc. ("Landis II") in Salt Lake City, Utah. Green also owns and operates Landis Experience Center LLC ("LEC"), an Aveda™ retail store in Salt Lake City, Utah.

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

These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In particular, the Company's significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2016.

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

Index

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2016 and December 31, 2015, Green had no cash equivalents.

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

As of March 31, 2016 and 2015, Green recorded depreciation expense of $27,036 and $32,648, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets as of March 31, 2016 and December 31, 2015.

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

Revenue Recognition

There are two primary types of revenue for the Company: 1) providing hair salon services, and 2) selling hair salon products. Revenue is recognized at the time the service is performed or the product is delivered. All revenue sources are domestic. In some cases, such as the sale of gift cards, revenue is deferred until the gift card is redeemed.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green's deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of March 31, 2016 and December 31, 2015, deferred revenue was $58,168 and $66,048, respectively.

Index

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended March 31, 2016 and 2015, advertising costs amounted to $23,415 and $25,108, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of March 31, 2016 and December 31, 2015, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2016, there were 31,973,389,018 potential common shares not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green's consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green's inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of March 31, 2016 and December 31, 2015, inventory amounted to $148,584 and $138,928, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green's Property, plant, and equipment by major category as of March 31, 2016:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$39,247	$30,866	$8,381
Construction in process	-	-	-
Leasehold improvements	665,660	489,046	176,614
Furniture and fixtures	27,201	24,908	2,293
Leased equipment	76,298	57,876	18,422
Equipment	284,389	225,863	58,526
Vehicle	48,193	41,308	6,885
Signage	25,155	14,406	10,749
	$1,166,143	$884,273	$281,870

Index

The following is a summary of Green's Property, plant, and equipment by major category as of December 31, 2015:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$39,247	$29,401	$9,846
Construction in process	12,000	-	12,000
Leasehold improvements	639,253	476,652	162,601
Furniture and fixtures	27,201	24,661	2,540
Leased equipment	76,298	54,061	22,237
Equipment	282,957	219,071	63,886
Vehicle	48,193	39,587	8,606
Signage	25,155	13,803	11,352
	$1,150,304	$857,236	$293,068

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	Inputs	inputs
Description	2016	(Level)	(Level 2)	(Level)
Derivative liability (1)	$137,346	$-	$137,346	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$209,610	$-	$209,610	$-

(1)
Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 6 - Derivative liability)

Note 6 – Derivative Liability

As of March 31, 2016, the Company had a $137,346 derivative liability balance on the balance sheet, and for the three months ended March 31, 2016, the Company recorded a $22,265 net gain from derivative liability activity. The derivative liability activity comes from convertible notes payable as follows:

Eastshore Enterprises, Inc.
On March 31, 2016, Green marked-to-market the fair value of the derivative liability related to the Eastshore Note and determined an aggregate fair value of $137,346 and recorded a $50,255 gain from change in fair value of derivative for the three month period ended March 31, 2016. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 411.36%, (3) risk-free interest rate of 0.59%, (4) expected life of 1 year, and (5) estimated fair value of Green's common stock of $0.0001 per share.

Index

LG Capital Funding, LLC

On March 29, 2016 Green settled the LGCF Note for a payment of the remaining balance of principle and interest owed.

JMJ Financial

On March 24, 2016 Green settled the JMJ Note for a payment of the remaining balance of principle and interest owed.

Note 7 – Related Party Transactions

The following table shows the related party debenture and the amortized debt discount amounts:
	March 31,	December 31,
	2016	2015
Convertible Debenture - Related Party
Principal amount	$2,147,591	$2,147,591
Debt discount	(26,088)	(29,218)
Note receivable - Related Party	(310,000)	-
Convertible debenture, net of debt discount	$1,811,503	$2,118,373

As of March 31, 2016 and December 31, 2015, amounts due to related parties were $525,447 and $507,183, respectively.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $428,904. Subsequent to March 31, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 8 –Debt

During the three month period ending March 31, 2016, the Company has entered into two new loan agreements in the total amount of $465,720.

As of March 31, 2016, Mr. Surber is a personal guarantor to various notes payable by the Company. Subsequent to March 31, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 9 – Stockholders' Deficit

Preferred Stock
Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green's preferred stock may be divided into such series as may be established by the Board of Directors. As of March 31, 2016, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

Index

During the three month period ended March 31, 2016, there were no issuances or conversions of Convertible Super voting Preferred shares.

As of both March 31, 2016 and December 31, 2015, Green had 10,000,000 shares of Convertible Super voting Preferred stock issued and outstanding.

Convertible Series B Preferred Stock
Each share of Green's Convertible Series B Preferred Stock (Series B) has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average closing bid market price of Green's common stock for the five days before conversion notice date by the shareholder. Series B shareholders, at the option of Green, can receive cash or common stock upon conversion.

As of March 31, 2016 and December 31, 2015, Green had 734,607 shares of Series B issued and outstanding.

Common Stock
Green is authorized to issue 10,000,000,000 shares of common stock (par value $0.0001 per share).
As of March 31, 2016 and December 31, 2015, Green had 1,689,024,989 and 1,236,348,785 shares of common stock issued and outstanding respectively.

Note 10 – Stock-Based Compensation

No stock compensation was awarded during the three months ended March 31, 2016.

Note 11 – Litigation

There are no new matters of litigation during the three months ended March 31, 2016.

Note 12 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda™.  Aveda™ product purchases for the three months ended March 31, 2016 and for the year ended December 31, 2015 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 13 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the three months ended March 31, 2016, Green had negative working capital of $1,133,282 and a net loss of $107,739, which raises substantial doubt about Green's ability to continue as a going concern. Green's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 14 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2015 and Form 10-Q for the quarter ended March 31, 2016. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecast," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management's best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the "Risk Factors," "Results of Operations," and "Liquidity and Capital Resources" sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of March 31, 2016, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. ("Landis I") operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. ("Landis II") operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

Aveda™ Lifestyle Salons can be distinguished from Aveda™ Concept Salons in that Aveda™ Lifestyle Salons are required to carry all of Aveda's products and must meet a higher threshold for product sales than Aveda™ Concept Salons. An Aveda™ Lifestyle Salon is the highest level within the Aveda™ hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the three months ended March 31, 2016 and 2015.

Index

For the three months ended March 31, 2016, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended March 31, 2016 and 2015, we had net revenue of $791,508 and $701,756, respectively.

Three months ended March 31, 2016 and 2015

The following table shows the change in service revenue by salon for the three month periods ended March 31, 2016 and 2015:

	Three Months ended		Increase (Decrease) over prior period
Salon	3/31/2016	3/31/2015	Dollar	Percentage
Liberty Heights	$446,682	$372,278	$74,404	20%
Marmalade	$151,772	$131,994	$19,778	15%
City Creek	$1,800	$245	$1,555	635%
	$600,254	$504,517	$95,737	19%

As can be seen from the above table our three locations experienced an increase of 19% in service revenues for the three month period ending March 31, 2016 over the comparable period of service sales for 2015. This increase is mostly resulting from an increase in staff that are now producing at sustainable levels.

The following table shows the change in product revenue by salon for the three month periods ended March 31, 2016 and 2015:

	Three Months ended		Increase (Decrease) over prior period
Salon	3/31/2016	3/31/2015	Dollar	Percentage
Liberty Heights	$110,345	$108,267	$2,078	2%
Marmalade	$36,795	$42,498	$(5,703)	(13%)
City Creek	$44,114	$46,474	$(2,360)	(5%)
	$191,254	$197,239	$(5,985)	(3%)

As can be seen from the above table our three locations experienced a decrease of 3% in product revenues for the three month period ended March 31, 2016 over the comparable period of product sales for 2015. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Costs of Revenue

Three months ended March 31, 2016 and 2015

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended March 31, 2016 and 2015:
	Three Months Ended
	March 31,	March 31,
Revenue Type	2016	2015
Services	54%	59%
Product	64%	56%

Index

The above table shows the cost of services revenue as a percentage of service revenue decreasing by 5% for the three month period ended March 31, 2016 over the comparable period for 2015. This decrease in service cost is primary due to the Company having more new employees that generate less payroll expenses. The 8% increase in product costs as a percentage of product sales for the same comparable periods is primarily due to an increase in inventory shrinkage.

Operating Expenses

Three months ended March 31, 2016 and 2015

The following table shows general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,	March 31,
	2016	2015	Change
Salaries and wages	$132,606	$181,907	$(49,301)
Rent	45,000	49,207	(4,207)
Advertising	23,415	25,108	(1,693)
Credit card merchant fees	1,921	12,208	(10,287)
Insurance	20,654	12,759	7,895
Utilities and telephone	14,196	15,279	(1,083)
Professional services	24,636	96,961	(72,325)
Repairs and maintenance	8,658	3,149	5,509
Dues and subscriptions	7,668	8,514	(846)
Office expense	29,517	14,704	14,813
Travel	1,871	1,389	482
Investor relations and company promotion	2,264	37,564	(35,300)
Other	9,995	5,744	4,251
Total general and administrative expenses	$322,401	$464,493	$(142,092)

The above table shows a decrease of $142,092 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of professional services and investor relations and company promotion for an aggregate decrease of $107,625 in the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015.  Salaries and wages decreased due to the hiring of less experienced stylists to replace the vacating experienced stylists.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and decreased due to the timing of strategic decisions.

Depreciation expense for the three months ended March 31, 2016, was $27,035 compared to $32,648 for the comparable three months ended March 31, 2015. The decrease of $5,613 is primarily due to certain fixed assets being fully depreciated after reaching their estimated useful lives.

Other Income (Expense)

Three months ended March 31, 2016 and 2015

Other income (expense) for the three months ended March 31, 2016 was ($103,064) compared to $(74,683) for the three months ended March 31, 2015, an increase of $28,381. The increase is primarily attributable to a loss on derivative fair value adjustments change of 52,645, a loss on subscription receivable of $33,380, and a gain on settlement of debt of $39,195.

Liquidity and Capital Resources

Cash and Investments in marketable securities
As of March 31, 2016, our principal source of liquidity consisted of $148,558 of cash, compared to $150,459 as of December 31, 2015. Our primary sources of cash during the three month period ended March 31, 2016 were customer payments for salon services and products and proceeds from issuance of convertible promissory notes. Our primary uses of cash were for payments relating to salaries, rent, and other general operating expenses as well as payments of notes payable.

Working Capital
We had a working capital deficit of $1,133,282 as of March 31, 2016. Our current assets were $489,086, which consisted of $148,558 in cash, $11,606 in accounts receivable, $148,584 in inventory, $28,720 in prepaid expenses and $151,618 in notes receivable. Our total assets were $795,431, which included $281,870 in property and equipment (net), and $24,475 in other assets. Our current liabilities were $1,662,368, including $264,821 in accounts payable and accrued expenses, $444,974 due to related parties, $632,400 in the current portion of convertible notes, notes payable, and capital leases payable; $142,827 in deferred revenue and rents, and a $137,346 derivative liability. Our long-term liabilities were $2,020,288 consisting of notes payable and related party convertible debenture.  Our total stockholders' deficit at March 31, 2016 was $2,847,225.

Index

Working capital decreased by $261,528 as of March 31, 2016, compared to December 31, 2015 primarily due to the increase in notes payable.

Cash Flows from Operating Activities
Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash used in operating activities for the three month period ended March 31, 2016 was $115,943 compared to $96,048 used in operating activities for the same period in 2015.

Cash Flows from Investing Activities
Cash flow used in investing activities for the three months ended March 31, 2016 was $261,839 compared to $3,454 for the three months ended March 31, 2015, a $258,385 difference. The change was due primarily to payment made to related party note receivable.

Cash Flows from Financing Activities
Cash flow provided by financing activities for the three months ended March 31, 2016 was $375,881 compared to $153,884 provided by financing activities for the three months ended March 31, 2015, a change of $222,037.  The increase is attributable to new debt issuances.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,133,282 as of March 31, 2016. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

8% Series A Senior Subordinated Convertible Redeemable Debentures
On April 30, 2008, we entered into a stock transfer agreement with our parent company SAKL and SAKL's wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby Salons LLC in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. The debenture holder has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice. In February of 2011, DHI transferred the Debenture to SAKL in exchange for the release of debt obligations owed to SAKL by DHI and SAKL is the current holder of the Debenture.

We do not intend to pay cash dividends in the foreseeable future.

We expect to purchase property or equipment as part of our normal ongoing operations.

Going Concern

Our audit opinion for the year ended December 31, 2015 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Index

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

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

Based on evaluation as of March 31, 2016, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2015 and 2014, occurred during the three months ended March 31, 2016.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the years ended December 31, 2015 and 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

On March 17, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,021.30 of convertible debt, principle and interest, into 34,850,000 shares of the Company's common stock.

On March 29, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $4187.55 of convertible debt, principle and interest, into 72,199,137 shares of the Company's common stock

On February 16, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,775 of convertible debt into 35,500,000 shares of the Company's common stock.

On February 25, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,995 of convertible debt into 39,100,000 shares of the Company's common stock.

On February 29, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,053 of convertible debt into 41,050,000 shares of the Company's common stock.

On March 8, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,155 of convertible debt into 43,100,000 shares of the Company's common stock.

On March 15, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,262.50 of convertible debt into 45,250,000 shares of the Company's common stock.

On March 18, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,375 of convertible debt into 47,500,000 shares of the Company's common stock.

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

Subsequent Events

On April 26, 2016, the Board of Directors approved a settlement on a $38,500 subscription receivable for payments of $5,020 as satisfaction in full.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

On March 1, 2016, Landis Salons II, Inc. entered into a loan agreement with American Express Bank, FSB in the amount of $62,000. The note is a merchant account financing arrangement wherein Landis repays the loan through the American Express credit card sales receipts that are collected. The loan requires a prepaid interest charge that is 6% ($3,720) of the $62,000 loan amount. These financing costs are being amortized monthly to interest expense during the one year term of the loan. The total amount due at the inception date is $65,720.

Index

On March 22, 2016, Landis Salons Inc. entered into a loan agreement with OnDeck Capital, Inc. in the amount of $400,000.  The loan agreement provides for weekly payments in the amount of $6,953.85 for a period of 65 weeks, final payment due on June 22, 2017.  Interest on the loan is at the rate of 13% per annum.  Richard Surber has provided his personal guaranty on the loan.

On March 28, 2016, Landis Salons Inc. loaned the sum of $310,000 to Sack Lunch Productions Inc., the parent corporation of the Company.  The loan is in the form of a promissory note in the amount of $310,000, provides for weekly payments of $7,200, bears interest at the rate of 18% per annum and is due in full on April 30, 2017.

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

GREEN ENDEAVORS, INC. (Registrant)

DATE: May 20, 2016	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director