Form 10-Q
period 2016-06-30
Green Endeavors, Inc.
filed 2016-08-08
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On August 3 2016, approximately 886,180 shares of the registrant's common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30,	December 31
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$132,513	$150,459
Accounts receivable	8,977	15,967
Inventory	166,686	138,928
Prepaid expenses	24,040	31,513
Notes receivable - current	91,675	196,922
Total current assets	423,891	533,789

Property, plant, and equipment, net of accumulated depreciation of $911,006 and $857,236, respectively	262,825	293,068
Other assets	24,475	24,475
Total Assets	$711,191	$851,332

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$243,163	$344,052
Deferred revenue	48,884	66,048
Deferred rent	81,659	86,818
Due to related parties	530,751	424,804
Derivative liability	91,835	209,610
Current portion of notes payable	511,833	44,094
Current portion of notes payable, related party	68,920	67,990
Current portion of capital lease obligations	-	10,038
Convertible notes payable, net of debt discount of $0 and $5,889, respectively	35,000	152,089
Total current liabilities	1,612,045	1,405,543

Long-Term Liabilities:
Notes payable	77,271	152,028
Notes payable, related party	8,752	14,389
Convertible notes payable, net of debt discount of $0 and $30,390, respectively	-	8,110
Convertible debentures, related party, net of debt discount of $22,957 and $29,218, respectively	1,870,407	2,118,373
Total long-term liabilities	1,956,430	2,292,900
Total Liabilities	3,568,475	3,698,443

Stockholders' Deficit:
Convertible super voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 727,607 and 734,607 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	728	735
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2016, and December 31, 2015	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 886,180 and 618,174 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	89	62
Subscription receivable	(38,400)	(76,800)
Additional paid-in capital	1,379,979	1,305,755
Accumulated deficit	(4,209,680)	(4,086,863)
Total stockholders' deficit	(2,857,284)	(2,847,111)
Total Liabilities and Stockholders' Deficit	$711,191	$851,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Services, net of discounts	$671,529	$551,140	$1,271,783	$1,055,657
Product, net of discounts	193,218	207,252	384,472	404,491
Total revenue	864,747	758,392	1,656,255	1,460,148

Costs and expenses:
Cost of services	426,656	326,869	751,082	624,312
Cost of product	90,575	118,516	212,896	228,801
Depreciation	26,735	35,622	53,770	68,270
General and administrative	326,077	422,605	648,478	887,098
Total costs and expenses	870,043	903,612	1,666,226	1,808,481
Loss from operations	(5,296)	(145,220)	(9,971)	(348,333)

Other income (expenses):
Interest income	16,761	2,458	17,643	3,567
Interest expense	(30,129)	(44,829)	(83,815)	(82,791)
Interest expense, related parties	(47,730)	(47,212)	(86,875)	(92,951)
Gain (loss) on derivative fair value adjustment	45,510	(51,500)	67,775	(81,880)
Gain on settlement of debt	-	71,025	-	110,220
Loss on stock subscription receivable	(6,459)	(139,304)	(39,839)	(139,304)
Other income (expense)	12,265	(146)	12,265	(1,052)
Total other income (expenses)	(9,782)	(209,508)	(112,846)	(284,191)
Loss before income taxes	(15,078)	(354,728)	(122,817)	(632,524)
Provision for income taxes	-	-	-	-
Net loss	$(15,078)	$(354,728)	$(122,817)	$(632,524)

Loss per common share – basic and diluted
Basic and diluted loss per common share	$(0.02)	$(2.78)	$(0.16)	$(5.16)
Weighted-average common shares outstanding	853,441	127,627	769,279	122,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(122,817)	$(632,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,770	68,270
Amortization of debt related costs	53,733	49,118
Stock-based compensation	-	124,405
Gain on settlement of debt	-	(110,220)
(Gain) loss on derivative liability fair value adjustment	(67,775)	81,880
Loss on stock subscription receivable	39,839	139,304
Initial derivative expense	-	6,018
Changes in operating assets and liabilities:
Accounts receivable	6,990	4,246
Certificate of deposit	-	28,660
Inventory	(27,758)	19,365
Prepaid expenses	-	170
Accounts payable and accrued expenses	(100,077)	57,746
Due to (from) related parties	105,946	31,619
Deferred rent	(5,159)	(4,458)
Deferred revenue	(17,164)	(2,362)
Note receivable	-	(1,037)
Net cash used in operating activities	(80,472)	(139,800)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(23,527)	(8,567)
Payments on related party note receivable	(310,000)	-
Proceeds from related party note receivable	159,581	-
Net cash used in investing activities	(173,946)	(8,567)
Cash Flows from Financing Activities:
Payments made on notes payable	(180,733)	(97,978)
Payments made on convertible debt	(30,050)	-
Payments made on related party notes payable	(4,707)	(2,144)
Payments made on capital lease obligations	(10,038)	(10,382)
Proceeds from issuance of notes payable	462,000	82,880
Proceeds from issuance of related party notes payable	-	35,082
Proceeds from issuance of stock options	-	26,196
Proceeds from issuance of convertible notes payable	-	98,000
Net cash provided by financing activities	236,472	131,654
Decrease in cash	(17,946)	(16,713)
Cash at beginning of period	150,459	100,628
Cash at end of period	$132,513	$83,915
Supplemental cash flow information:
Cash paid during the period for:
Interest	$27,963	$89,192
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$-	$94,048
Return of Series B preferred stock	$-	$14
Exercised options for stock subscription	$-	$274,800
Conversion of debt	$74,244	$35,805

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Business Description

Green Endeavors, Inc., ("Green") owns and operates two hair salons carrying the Aveda(TM) product line through its wholly-owned subsidiaries Landis Salons, Inc. ("Landis") and Landis Salons II, Inc. ("Landis II") in Salt Lake City, Utah. Green also owns and operates Landis Experience Center LLC ("LEC"), an Aveda(TM) retail store in Salt Lake City, Utah.

Organization

Green Endeavors, Inc. was incorporated under the laws of the State of Delaware on April 25, 2002 as Jasper Holdings.com, Inc. During the year ended December 2004, Green changed its name to Net2Auction, Inc. In July of 2007, Green changed its name to Green Endeavors, Ltd. On August 23, 2010, Green changed its name to Green Endeavors, Inc. and moved the corporate domicile from Delaware to Utah. Green has four classes of stock as follows: common with 2,000,000,000 shares authorized; preferred with 3,000,000 shares authorized; convertible preferred with 2,000,000 shares authorized; and, convertible super voting preferred with 10,000,000 shares authorized. Green is quoted on the "OTC Pink" marketplace segment under the symbol GRNE.

Green is a more than 50% controlled subsidiary of Sack Lunch Productions, Inc. ("SAKL"). Sack Lunch Productions, Inc. is listed at OTC Markets trading under the symbol SAKL and is not currently a reporting company. Previous to April 15, 2015, SAKL was known as Nexia Holdings, Inc. and was trading under its symbol NXHD.

Landis Salons, Inc., a Utah corporation, was organized on May 4, 2005 for the purpose of operating an Aveda(TM) Lifestyle Salon. Landis Salons, Inc. is a wholly-owned subsidiary of Green.

Landis Salons II, Inc., a Utah corporation was organized on March 17, 2010 as a wholly-owned subsidiary of Green for the purpose of opening a second Aveda(TM) Lifestyle Salon.

Landis Experience Center, LLC ("LEC"), a Utah limited liability company, was organized on January 23, 2012 as a wholly-owned subsidiary of Green for the purpose of operating an Aveda(TM) retail store in the City Creek Mall in Salt Lake City, Utah.

Basis of Presentation

The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green.

These statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In particular, the Company's significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2016.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2016 and December 31, 2015, Green had no cash equivalents.

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

As of June 30, 2016 and 2015, Green recorded depreciation expense of $53,770 and $68,270, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets as of June 30, 2016 and December 31, 2015.

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

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green's deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of June 30, 2016 and December 31, 2015, deferred revenue was $48,884 and $66,048, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the six month period ended June 30, 2016 and 2015, advertising costs amounted to $47,278 and $63,603, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of June 30, 2016 and December 31, 2015, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2016 there were 1,030,394,266 potential common shares not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green's consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green's inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of June 30, 2016 and December 31, 2015, inventory amounted to $166,686 and $138,928, respectively.

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Property, Plant, and Equipment

The following is a summary of Green's Property, plant, and equipment by major category as of June 30, 2016:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$44,400	$32,545	$11,855
Construction in process	-	-	-
Leasehold improvements	668,196	500,937	167,259
Furniture and fixtures	27,201	25,155	2,046
Leased equipment	76,298	61,691	14,607
Equipment	284,389	232,641	51,748
Vehicle	48,193	43,029	5,164
Signage	25,154	15,008	10,146
	$1,173,831	$911,006	$262,825

The following is a summary of Green's Property, plant, and equipment by major category as of December 31, 2015:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$39,247	$29,401	$9,846
Construction in process	12,000	-	12,000
Leasehold improvements	639,253	476,652	162,601
Furniture and fixtures	27,201	24,661	2,540
Leased equipment	76,298	54,061	22,237
Equipment	282,957	219,071	63,886
Vehicle	48,193	39,587	8,606
Signage	25,155	13,803	11,352
	$1,150,304	$857,236	$293,068

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	Inputs	inputs
Description	2016	(Level)	(Level 2)	(Level)
Derivative liability (1)	$91,835	$-	$91,835	$-

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$209,610	$-	$209,610	$-

(1)	Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 6 - Derivative liability)

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Derivative Liability

As of June 30, 2016, the Company had a $91,835 derivative liability balance on the balance sheet, and for the six months ended June 30, 2016, the Company recorded a $67,775 net gain from derivative liability activity. The derivative liability activity comes from convertible notes payable as follows:

Eastshore Enterprises, Inc.
On June 30, 2016, Green marked-to-market the fair value of the derivative liability related to the Eastshore Note and determined an aggregate fair value of $91,835 and recorded a $1,679 loss from change in fair value of derivative for the six month period ended June 30, 2016. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 489.89%, (3) risk-free interest rate of 0.45%, (4) expected life of 1 year, and (5) estimated fair value of Green's common stock of $0.0001 per share.

Note 7 – Related Party Transactions

	June 30,	December 31,
	2016	2015
Convertible Debenture - Related Party
Principal amount	2,147,591	2,147,591
Debt discount	(22,957)	(29,218)
Note receivable – Related Party	(254,227)
Convertible debenture, net of debt discount	1,870,407	2,118,373

As of June 30, 2016 and December 31, 2015, amounts due to related parties were $530,751 and $424,804, respectively.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $355,354. Subsequent to June 30, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 8 –Debt

During the six month period ending June 30, 2016, the Company has entered into two new loan agreements in the total amount of $465,720.

As of June 30, 2016, Mr. Surber is a personal guarantor to various notes payable by the Company. Subsequent to June 30, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 9 – Stockholders' Deficit

Preferred Stock
Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green's preferred stock may be divided into such series as may be established by the Board of Directors. As of June 30, 2016, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

Green Endeavors, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six month period ended June 30, 2016, there were no issuances or conversions of Convertible super voting preferred shares.

As of both June 30, 2016 and December 31, 2015, Green had 10,000,000 shares of Convertible super voting preferred stock issued and outstanding.

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

On May 22, 2016 the Company approved the conversion of 7,000 Series B shares into 41,667 shares of common stock.

As of June 30, 2016 and December 31, 2015, Green had 727,607 and 734,607 shares of Series B issued and outstanding respectively.

Common Stock
Pursuant to an amendment to our articles of incorporation filed on June 27, 2016 the number of authorized common shares was reduced from 10,000,000,000 to 2,000,000,000 (par value $0.0001 per share) and the common stock was reversed 2000:1.

As of June 30, 2016 and December 31, 2015, and after giving effect to the reverse split, Green had 886,180 and 618,174 shares of common stock issued and outstanding respectively.

Note 10 – Stock-Based Compensation

No stock compensation was awarded during the six months ended June 30, 2016.

Note 11 – Litigation

There are no new matters of litigation during the six months ended June 30, 2016.

Note 12 – Concentration of Risk

Supplier Concentrations
The Company purchases most of its salon inventory that is used for service and product sales from Aveda(TM).  Aveda(TM) product purchases for the six months ended June 30, 2016 and for the year ended December 31, 2015 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations
100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 13 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the six months ended June 30, 2016, Green had negative working capital of $1,188,154 and a net loss of $122,817, which raises substantial doubt about Green's ability to continue as a going concern. Green's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 14 – Subsequent Events

On June 27, 2016 we filed an amendment to our articles of incorporation to effect a 1-for-2000 reverse stock split of our common stock and to reduce the number of authorized common shares from 10,000,000,000 to 2,000,000,000.  All share and per share amounts relating to the common stock included in the financial statements have been restated to reflect the reverse stock split. This corporate action took effect on July 21, 2016.

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

As of June 30, 2016, we operate two high-quality hair care salons that feature Aveda(TM) products for retail sale. Landis Salons, Inc. ("Landis I") operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda(TM) Lifestyle Salon. Landis Salons II, Inc. ("Landis II") operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda(TM) Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda(TM) Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

Aveda(TM) Lifestyle Salons can be distinguished from Aveda(TM) Concept Salons in that Aveda(TM) Lifestyle Salons are required to carry all of Aveda's products and must meet a higher threshold for product sales than Aveda(TM) Concept Salons. An Aveda(TM) Lifestyle Salon is the highest level within the Aveda(TM) hierarchy of salons which is classified by higher purchasing volume, location, array of products carried and size of retail space.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015.

For the three and six months ended June 30, 2016, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda(TM) line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda(TM) Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended June 30, 2016 and 2015, we had net revenue of $864,747 and $758,392, respectively.

Three months ended June 30, 2016 and 2015

The following table shows the change in service revenue by salon for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	Percentage
Liberty Heights	$484,508	$402,743	$81,765	20%
Marmalade	$181,066	$148,047	$33,019	22%
City Creek	$5,955	$350	$5,605	1601%
	$671,529	$551,140	$120,389	22%

Our salons experienced an increase of 22% in service revenues for the three month period ending June 30, 2016 over the comparable period of service sales for 2015. This increase is mostly resulting from an increase in staff that are now producing at sustainable levels.

The following table shows the change in product revenue by salon for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	Percentage
Liberty Heights	$107,445	$116,857	$(9,412)	-8%
Marmalade	$36,754	$46,378	$(9,624)	-21%
City Creek	$49,019	$44,017	$5,002	11%
	$193,218	$207,252	$(14,034)	-7%

Our salons experienced a decrease of 7% in product revenues for the three month period ended June 30, 2016 over the comparable period of product sales for 2015. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Six months ended June 30, 2016 and 2015

The following table shows the change in service revenue by salon for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	Percentage
Liberty Heights	$931,190	$775,121	$156,069	20%
Marmalade	$332,838	$280,041	$52,797	19%
City Creek	$7,755	$495	$7,260	1467%
	$1,271,783	$1,055,657	$216,126	20%

Our salons experienced an increase of 20% in service revenues for the six month period ending June 30, 2016 over the comparable period of service sales for 2015. This increase is mostly resulting from an increase in staff that are now producing at sustainable levels.

The following table shows the change in product revenue by salon for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	Percentage
Liberty Heights	$217,790	$225,124	$(7,334)	-3%
Marmalade	$73,549	$88,876	$(15,327)	-17%
City Creek	$93,133	$90,491	$2,642	3%
	$384,472	$404,491	$(20,019)	-5%

Our salons experienced a decrease of 5% in product revenues for the six month period ended June 30, 2016 over the comparable period of product sales for 2015. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Costs of Revenue

Three months ended June 30, 2016 and 2015

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Revenue Type	2016	2015
Service	63.5%	59.3%
Product	46.9%	57.2%

The cost of services revenue as a percentage of service revenue increased by 4% for the three month period ended June 30, 2016 over the comparable period for 2015. This increase in service cost is primary due to the Company having more new employees that generate less payroll expenses. The 11% decrease in product costs as a percentage of product sales for the same comparable periods is primarily due to inventory shrinkage.

Six months ended June 30, 2016 and 2015

The following table shows cost of revenue by type as a percentage of related revenue for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
Revenue Type	2016	2015
Service	59.1%	59.1%
Product	55.4%	56.6%

The costs of services and product revenue as a percentage of service and product revenue remained steady for the six month period ended June 30, 2016 over the comparable period for 2015.

Operating Expenses

Three months ended June 30, 2016 and 2015

The following table shows general and administrative expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
Salaries and wages	$111,029	$151,687	$(40,658)
Rent	43,488	52,927	(9,439)
Advertising	23,863	38,495	(14,632)
Finance charges	1,319	13,077	(11,758)
Insurance	21,113	12,690	8,423
Utilities and telephone	13,224	12,420	804
Professional services	22,359	40,513	(18,154)
Repairs and maintenance	13,647	7,565	6,082
Dues and subscriptions	7,477	9,457	(1,980)
Office expense	47,586	14,636	32,950
Travel	4,556	1,827	2,729
Investor relations and company promotion	1,395	54,899	(53,504)
Other	15,021	12,412	2,609
Total general and administrative expenses	$326,077	$422,605	$(96,528)

General and administrative expenses decreased by $96,528 during the three months ended June 30, 2016. The largest contributors to this were reductions in salaries, company promotion and professional services. Salaries and wages decreased due to the hiring of less experienced stylists to replace the vacating experienced stylists.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and decreased due to the timing of strategic decisions.

Six months ended June 30, 2016 and 2015

The following table shows general and administrative expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
Salaries and wages	$243,635	$333,594	$(89,959)
Rent	88,488	102,134	(13,646)
Advertising	47,278	63,603	(16,325)
Finance charges	3,240	25,285	(22,045)
Insurance	41,767	25,449	16,318
Utilities and telephone	27,420	27,699	(279)
Professional services	46,995	137,474	(90,479)
Repairs and maintenance	22,305	10,714	11,591
Dues and subscriptions	15,145	17,971	(2,826)
Office expense	77,103	29,340	47,763
Travel	6,427	3,216	3,211
Investor relations and company promotion	3,659	92,463	(88,804)
Other	25,016	18,156	6,860
Total general and administrative expenses	$648,478	$887,098	$(238,620)

General and administrative expenses decreased by $(238,620) during the six months ended June 30, 2016. The largest contributors to this were reductions in salaries, company promotion and professional services. Salaries and wages decreased due to the hiring of less experienced stylists to replace the vacating experienced stylists.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and decreased due to the timing of strategic decisions.

Depreciation expense for the three months ended June 30, 2016, was $26,735 compared to $35,622 for the comparable three months ended June 30, 2015. The decrease of $8,887 is primarily due to certain fixed assets being fully depreciated after reaching their estimated useful lives.

Other Income (Expense)

Three months ended June 30, 2016 and 2015
	Three Months Ended June 30,
Other Income, (Expense)	2016	2015	Variance	%
Interest expense (net)	$(61,098)	$(89,583)	$28,485	(32)
Gain (loss) on derivative fair value adjustment	45,510	(51,500)	97,010	(188)
Loss on stock subscription receivable	(6,459)	(139,304)	132,845	(95)
Gain on forgiveness of debt	-	71,025	(71,025)	(100)
Other income (expense)	12,265	(146)	12,411	(8,501)
Total	$(9,782)	$(209,508)	$199,726	(95)

The increase is primarily attributable to a change in derivative fair value adjustments of $97,010, a loss on subscription receivable of $132,845, offset by a gain on settlement of debt in the prior year of $71,025.

Six months ended June 30, 2016 and 2015
	Six Months Ended June 30,
Other Income, (Expense)	2016	2015	Variance	%

Interest expense (net)	$(153,047)	$(172,175)	$19,128	(11)
Gain (loss) on derivative fair value adjustment	67,775	(81,880)	149,655	(183)
Loss on stock subscription receivable	(39,839)	(139,304)	99,465	(71)
Gain on forgiveness of debt	-	110,220	(110,220)	(100)
Other income (expense)	12,265	(1,052)	13,317	(1,266)
Total	$(112,846)	$(284,191)	$171,345	(60)

The increase of $171,345 is primarily attributable to a change in derivative fair value adjustments of $149,655, a loss on subscription receivable of $99,465, offset by a gain on settlement of debt in the prior year of $110,220.

Liquidity and Capital Resources

Cash and Investments in marketable securities
Our primary sources of cash during the three month period ended June 30, 2016 were customer payments for salon services and products. Our primary uses of cash were for payments relating to salaries, rent, inventory and other general operating expenses as well as payments on notes payable.

Working Capital

Working capital Deficit	June 30,	December 31,
Current Assets	2016	2015	Variance	%
Cash	$132,513	$150,459	$(17,946)	(12)
Accounts receivable	8,977	15,967	(6,990)	(44)
Inventory	166,686	138,928	27,758	20
Prepaid expenses	24,040	31,513	(7,473)	(24)
Notes receivable - current	91,675	196,922	(105,247)	(53)
Total Current Assets	423,891	533,789	(109,898)	(21)

Current Liabilities
Accounts payable and accrued expenses	243,163	344,052	(100,889)	(29)
Deferred revenue	48,884	66,048	(17,164)	(26)
Deferred rent	81,659	86,818	(5,159)	(6)
Due to related parties	530,751	424,804	105,947	25
Derivative liability	91,835	209,610	(117,775)	(56)
Current portion of notes payable	511,833	44,094	467,739	1,061
Current portion of notes payable, related party	68,920	67,990	930	1
Current portion of capital lease obligations	-	10,038	(10,038)	(100)
Convertible notes payable, net of debt discount of $0 and $5,889, respectively	35,000	152,089	(117,089)	(77)
Total Current Liabilities	1,612,045	1,405,543	206,502	15

Working Capital Deficit	$(1,188,154)	$(871,754)	$(316,400)	36

Working capital decreased by $316,400 as of June 30, 2016, compared to December 31, 2015 primarily due to the increase in notes payable.

Cash Flows from Operating Activities
	Six Months Ended June 30,
	2016	2015	Variance	%
Cash Flows from Operating Activities	$(80,472)	$(139,800)	$59,328	(42)

Cash flows from operating activities include net loss, adjusted for certain non-cash income statement items, as well as changes in the balances of certain operating assets and liabilities.

Cash Flows from Investing Activities
	Six Months Ended June 30,
	2016	2015	Variance	%
Cash Flows from Investing Activities	$(173,946)	$(8,567)	$(165,379)	1,930

The change in cash flows used in investing activities was due primarily to making a related party loan and the receipt of payments on the loan.

Cash Flows from Financing Activities
	Six Months Ended June 30,
	2016	2015	Variance	%
Cash Flows from Financing Activities	$236,472	$131,654	$104,818	80

The increase is attributable to new debt issuances.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current obligations due to negative working capital of $1,188,154 as of June 30, 2016. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

We expect to purchase property or equipment as part of our normal ongoing operations

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

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

Based on evaluation as of June 30, 2016, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2015 and 2014, occurred during the six months ended June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2016, 7,000 shares of Series B Preferred stock was converted into 41,667 shares of common stock.

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

Subsequent Events

On June 27, 2016 we filed an amendment to our articles of incorporation to effect a 1-for-2,000 reverse stock split of our common stock and to reduce the number of authorized common shares from 10,000,000,000 to 2,000,000,000.  All share and per share amounts relating to the common stock included in the financial statements have been restated to reflect the reverse stock split.  This corporate action took effect on July 21, 2016.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None

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

GREEN ENDEAVORS, INC.
(Registrant)

DATE: August 3, 2016	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director