Form 10-Q
period 2016-09-30
Green Endeavors, Inc.
filed 2016-11-04
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On November 1, 2016, approximately 4,733,237 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$91,819	$150,459
Accounts receivable	11,551	15,967
Inventory	152,434	138,928
Prepaid expenses	19,360	31,513
Notes receivable - current	2,192	—
Notes receivable, related party - current	257,583	196,922
Total current assets	534,939	533,789

Property, plant, and equipment, net of accumulated depreciation of $940,009 and $857,236, respectively	300,824	293,068
Other assets	24,475	24,475
Total Assets	$860,238	$851,332

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$168,209	$344,052
Deferred revenue	49,911	66,048
Deferred rent	78,291	86,818
Due to related parties	628,875	424,804
Derivative liability	159,006	209,610
Current portion of notes payable	405,866	44,094
Current portion of notes payable, related party	64,166	67,990
Current portion of capital lease obligations	—	10,038
Convertible notes payable, net of debt discount of $0 and $5,889, respectively	35,000	152,089
Total current liabilities	1,589,324	1,405,543

Long-Term Liabilities:
Notes payable	88,570	152,028
Notes payable, related party	—	14,389
Convertible notes payable, net of debt discount of $0 and $30,390, respectively	—	8,110
Convertible debentures, related party, net of debt discount of $0 and $29,218, respectively	—	2,118,373
Total long-term liabilities	88,570	2,292,900
Total Liabilities	1,677,894	3,698,443

Stockholders’ Deficit:
Convertible super voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 958,228 and 734,607 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	958	735
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2015, and December 31, 2014	—	—
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 4,733,237 and 618,174 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	473	62
Subscription receivable	(38,400)	(76,800)
Additional paid-in capital	3,570,260	1,305,755
Accumulated deficit	(4,360,947)	(4,086,863)
Total stockholders’ deficit	(817,656)	(2,847,111)
Total Liabilities and Stockholders’ Deficit	$860,238	$851,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Services, net of discounts	$659,357	$534,352	$1,931,140	$1,590,009
Product, net of discounts	173,150	199,290	557,622	603,781
Total revenue	832,507	733,642	2,488,762	2,193,790

Costs and expenses:
Cost of services	339,114	316,872	1,090,196	941,184
Cost of product	95,884	119,153	308,780	347,954
Depreciation	29,003	34,517	82,773	102,787
General and administrative	380,748	336,101	1,029,226	1,223,199
Total costs and expenses	844,749	806,643	2,510,975	2,615,124
Income (Loss) from operations	(12,242)	(73,001)	(22,213)	(421,334)

Other income (expenses):
Interest income	1,561	422	1,562	3,989
Interest expense	(26,611)	(73,679)	(110,426)	(156,470)
Interest expense, related parties - net	(46,806)	(54,474)	(116,039)	(147,425)
Gain (loss) on derivative fair value adjustment	(67,170)	35,501	605	(46,379)
Loss on settlement of debt	—	—	—	(139,304)
Gain on forgiveness of debt	—	—	—	110,220
Loss on stock subscription receivable	—	—	(39,839)	—
Other income (expense)	—	3,737	12,265	2,685
Total other income (expenses)	(139,026)	(88,493)	(251,872)	(372,684)
Loss before income taxes	(151,268)	(161,494)	(274,085)	(794,018)
Provision for income taxes	—		—	—
Net loss	$(151,268)	$(161,494)	$(274,085)	$(794,018)

Loss per common share – basic and diluted
Basic and diluted loss per common share	$(0.17)	$(1.14)	$(0.34)	$(5.96)
Weighted-average common shares outstanding	886,917	141,603	809,268	133,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(274,085)	$(794,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,773	102,787
Amortization of debt related costs	81,370	94,070
Stock-based compensation	—	140,304
Gain on forgiveness of capital lease	—	(3,223)
Loss on settlement of debt	—	139,304
Gain on forgiveness of debt	—	(110,220)
(Gain) Loss on derivative liability fair value adjustment	(605)	46,379
Loss on stock subscription receivable	39,839	—
Initial derivative expense	—	27,178
Changes in operating assets and liabilities:
Accounts receivable	4,416	3,035
Accounts receivable related party	—	(2,974)
Notes receivable	—	(735)
Certificate of deposit	—	28,660
Inventory	(13,506)	33,586
Prepaid expenses	—	—
Accounts payable and accrued expenses	(175,030)	49,124
Due to (from) related parties	247,376	67,392
Deferred rent	(8,527)	(10,458)
Deferred revenue	(16,137)	(6,514)
Net cash used in operating activities	(32,116)	(196,323)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(90,530)	(8,567)
Payments on related party note receivable	245,708	(200,000)
Proceeds from related party note receivable	(310,000)	—
Net cash used in investing activities	(154,822)	(208,567)

Cash Flows from Financing Activities:
Payments made on notes payable	(339,896)	(176,153)
Payments made on convertible debt	(30,050)
Payments made on related party notes payable	(18,213)	(3,512)
Payments made on capital lease obligations	(10,038)	(15,932)
Proceeds from issuance of notes payable	526,495	326,630
Proceeds from issuance of related party notes payable	—	35,082
Proceeds from issuance of stock subscriptions	—	58,697
Proceeds from issuance of convertible notes payable	—	133,000
Net cash provided by financing activities	128,298	357,812

Decrease in cash	(58,640)	(47,078)
Cash at beginning of period	150,459	100,628
Cash at end of period	$91,819	$53,550
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 41,979	$92,849
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$—	$132,548
Conversion of Series B preferred shares to common stock	$—	$1,842
Return of Series B preferred stock	$—	$14
Exercised options for stock subscription	$—	$295,050
Conversion of debt	$2,384,931	$29,088
Settlement of debt	$—	$35,805

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

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2016.

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

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2016 and December 31, 2015, Green had no cash equivalents.

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

For the nine months ended September 30, 2016 and 2015, Green recorded depreciation expense of $82,773 and $102,787, respectively.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets as of September 30, 2016 and December 31, 2015.

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

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of September 30, 2016 and December 31, 2015, deferred revenue was $49,911 and $66,048, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the nine month periods ended September 30, 2016 and 2015, advertising costs amounted to $69,639 and $92,029, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of September 30, 2016 and December 31, 2015, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2016 there were 1,013,448,004 potential common shares not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of September 30, 2016 and December 31, 2015, inventory amounted to $152,434 and $138,928, respectively.

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of September 30, 2016:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$44,401	$34,438	$9,963
Construction in process	1,068	—	1,068
Leasehold improvements	732,690	514,951	217,739
Furniture and fixtures	27,201	25,403	1,798
Leased equipment	76,298	65,506	10,792
Equipment	285,828	239,350	46,478
Vehicle	48,193	44,751	3,442
Signage	25,154	15,610	9,544
	$1,240,833	$940,009	$300,824

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2015:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$39,247	$29,401	$9,846
Construction in process	12,000	—	12,000
Leasehold improvements	639,253	476,652	162,601
Furniture and fixtures	27,201	24,661	2,540
Leased equipment	76,298	54,061	22,237
Equipment	282,957	219,071	63,886
Vehicle	48,193	39,587	8,606
Signage	25,155	13,803	11,352
	$1,150,304	$857,236	$293,068

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	September 30,	markets	Inputs	inputs
Description	2016	(Level)	(Level 2)	(Level)
Derivative liability (1)	$ 159,006	$ -	$ 159,006	$ -

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	December 31,	markets	Inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (1)	$ 209,610	$ -	$ 209,610	$ -

(1)	Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using the Black Scholes pricing model (see Note 6 - Derivative liability)

Note 6 – Derivative  Liability

As of September 30, 2016, the Company had a $159,006 derivative liability balance on the balance sheet, and for the nine months ended September 30, 2016, the Company recorded a $605 net gain from derivative liability activity. The derivative liability activity comes from convertible notes payable as follows:

Eastshore Enterprises, Inc.

On September 30, 2016, Green marked-to-market the fair value of the derivative liability related to the Eastshore Note and determined an aggregate fair value of $159,006 and recorded a $71,915 loss from change in fair value of derivative for the nine month period ended September 30, 2016. The fair value of the embedded derivative for the note was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 989%, (3) risk-free interest rate of 0.59%, (4) expected life of 1 year, and (5) estimated fair value of Green’s common stock of $0.37 per share.

Note 7– Related Party Transactions

	September 30, 2016	December 31, 2015
Convertible Debenture - Related Party
Principal amount	—	2,147,591
Debt discount	—	(29,218)
Note Receivable – Related Party	(257,583)	—
Total	(257,583)	2,118,373

As of September 30, 2016 and December 31, 2015, amounts due to related parties were $628,875 and $424,804, respectively.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of $252,698. Subsequent to September 30, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time .

On September 30, 2016 the Company issued 230,621 shares of Series B and 3,843,686 shares of common stock for cancellation of a related party convertible debenture and accrued interest in the amount of $2,190,896.

Note 8 –Debt

During the nine month period ending September 30, 2016, the Company has entered into three new loan agreements in the total amount of $526,495 .

As of September 30, 2016, Mr. Surber is a personal guarantor to various notes payable by the Company. Subsequent to September 30, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time .

On September 30, 2016 the Company issued 230,621 shares of Series B and 3,843,686 shares of common stock for cancellation of a related party convertible debenture and accrued interest in the amount of $2,190,896.

Note 9 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of September 30, 2016, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

Convertible Super voting Preferred Stock

Each share of the Convertible Super voting Preferred Stock is convertible into 100 shares of Green’s Common stock and has the voting rights equal to 100 shares of common stock.

During the nine month period ended September 30, 2016, there were no issuances or conversions of Convertible super voting preferred shares.

As of both September 30, 2016 and December 31, 2015, Green had 10,000,000 shares of Convertible super voting preferred stock issued and outstanding.

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

On September 30, 2016 the Company issued 230,621 shares of Series B for cancellation of a related party convertible debenture and accrued interest in the amount of $1,095,445.

As of September 30, 2016 and December 31, 2015, Green had 958,228 and 734,607 shares of Series B issued and outstanding respectively.

Common Stock

Pursuant to an amendment to our articles of incorporation filed on June 27, 2016 the number of authorized common shares was reduced from 10,000,000,000 to 2,000,000,000 (par value $0.0001 per share) and the common stock was reversed 2000:1.

As of September 30, 2016 and December 31, 2015, and after giving effect to the reverse split, Green had 4,733,237 and 618,174 shares of common stock issued and outstanding respectively.

On September 30, 2016 the Company issued 3,843,686 shares of common stock for cancellation of a related party convertible debenture and accrued interest in the amount of $1,095,451.

Note 10 – Stock-Based Compensation

No stock compensation was awarded during the nine months ended September 30, 2016.

Note 11 – Litigation

There are no new matters of litigation during the nine months ended September 30, 2016.

Note 12 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the nine months ended September 30, 2016 and for the year ended December 31, 2015 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations

100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 13 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the nine months ended September 30, 2016, Green had negative working capital of $1,054,385 and a net loss of $274,085, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 14 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2015 and Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of September 30, 2016, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.

For the three and nine months ended September 30, 2016, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended September 30, 2016 and 2015, we had net revenue of $832,507 and $733,642, respectively.

Three months ended September 30, 2016 and 2015

The following table shows the change in service revenue by salon for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	%
Liberty Heights	$491,970	$385,733	$106,237	28
Marmalade	$162,592	$149,114	$13,478	9
City Creek	$4,795	$(495)	$5,290	1,069
	$659,357	$534,352	$125,005	23

Our salons experienced an increase of 23% in service revenues for the three month period ending September 30, 2016 over the comparable period of service sales for 2015. This increase is mostly resulting from an increase in staff that are now producing at sustainable levels.

The following table shows the change in product revenue by salon for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	%
Liberty Heights	$97,372	$105,063	$(7,691)	(7)
Marmalade	$30,358	$44,283	$(13,925)	(31)
City Creek	$45,420	$49,944	$(4,524)	(9)
	$173,150	$199,290	$(26,140)	(13)

Our salons experienced a decrease of 13% in product revenues for the three month period ended September 30, 2016 over the comparable period of product sales for 2015. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Nine months ended September 30, 2016 and 2015

The following table shows the change in service revenue by salon for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	%
Liberty Heights	$1,423,160	$1,160,854	$262,306	23
Marmalade	$495,430	$429,155	$66,275	15
City Creek	$12,550	$—	$12,550	100
	$1,931,140	$1,590,009	$341,131	21

Our salons experienced an increase of 21% in service revenues for the nine month period ending September 30, 2016 over the comparable period of service sales for 2015. This increase is mostly resulting from an increase in staff that are now producing at sustainable levels.

The following table shows the change in product revenue by salon for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	%
Liberty Heights	$315,162	$330,187	$(15,025)	(5)
Marmalade	$103,907	$133,159	$(29,252)	(22)
City Creek	$138,553	$140,435	$(1,882)	(1)
	$557,622	$603,781	$(46,159)	(8)

Our salons experienced a decrease of 8% in product revenues for the nine month period ended September 30, 2016 over the comparable period of product sales for 2015. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Costs of Revenue

Three months ended September 30, 2016 and 2015

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
Revenue Type	2016	2015
Service	51.4%	59.3%
Product	55.4%	59.8%

The cost of services revenue as a percentage of service revenue decreased by 8% for the three month period ended September 30, 2016 over the comparable period for 2015. This decrease in service cost is primary due to the Company having more new employees that generate less payroll expenses. The 4% decrease in product costs as a percentage of product sales for the same comparable periods is primarily due to change in inventory shrinkage.

Nine months ended September 30, 2016 and 2015

The following table shows cost of revenue by type as a percentage of related revenue for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
Revenue Type	2016	2015
Service	56.5%	59.2%
Product	55.4%	57.6%

The costs of services and products as a percentage of service and product revenue decreased slightly for the nine month period ended September 30, 2016 over the comparable period for 2015 due primarily to a decrease in payroll and lower shrinkage.

Operating Expenses

Three months ended September 30, 2016 and 2015

The following table shows general and administrative expenses for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
Salaries and wages	$125,472	$116,715	$8,757
Rent	42,389	42,470	(81)
Advertising	22,361	28,426	(6,065)
Credit card merchant fees	1,770	22,255	(20,485)
Insurance	23,965	9,914	14,051
Utilities and telephone	16,619	13,741	2,878
Professional services	45,739	24,250	21,489
Repairs and maintenance	10,363	8,349	2,014
Dues and subscriptions	7,392	4,116	3,276
Office expense	74,017	19,976	54,041
Travel	3,342	7,927	(4,585)
Investor relations and company promotion	(941)	36,452	(37,393)
Other	8,260	1,510	6,750
Total general and administrative expenses	$380,748	$336,101	$44,647

General and administrative expenses increased by $44,647 during the three months ended September 30, 2016. The largest contributors to this were increases in office expenses and professional services. Salaries and wages increased due to our new stylists growing their repeat clients. Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and decreased due to the timing of strategic decisions.

Nine months ended September 30, 2016 and 2015

The following table shows general and administrative expenses for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Salaries and wages	$369,107	$450,309	$(81,202)
Rent	130,877	144,604	(13,727)
Advertising	69,639	92,029	(22,390)
Credit card merchant fees	5,010	47,540	(42,530)
Insurance	65,732	35,363	30,369
Utilities and telephone	44,039	41,440	2,599
Professional services	92,734	161,724	(68,990)
Repairs and maintenance	32,668	19,063	13,605
Dues and subscriptions	22,537	22,087	450
Office expense	151,120	49,316	101,804
Travel	9,769	11,143	(1,374)
Investor relations and company promotion	2,718	128,915	(126,197)
Other	33,276	19,666	13,610
Total general and administrative expenses	$1,029,226	$1,223,199	$(193,973)

General and administrative expenses decreased by $(193,973) during the nine months ended September 30, 2016. The largest contributors to this were reductions in salaries, company promotion and professional services. Salaries and wages decreased due to the hiring of less experienced stylists to replace the vacating experienced stylists. Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and decreased due to the timing of strategic decisions.

Depreciation expense for the three months ended September 30, 2016, was $29,003 compared to $34,517 for the comparable three months ended September 30, 2015. The decrease of $5,514 is primarily due to certain fixed assets being fully depreciated after reaching their estimated useful lives.

Other Income (Expense)

Three months ended September 30, 2016 and 2015

	Three Months Ended September 30,
Other Income, (Expense)	2016	2015	Variance	%
Interest expense (net)	$(71,856)	$(127,731)	$55,875	(44)
Gain (loss) on derivative fair value adjustment	(67,170)	35,501	(102,671)	(289)
Other income (expense)	—	3,737	(3,737)	(100)
Total	$(139,026)	$(88,493)	$(50,533)	57

The increase is primarily attributable to a change in derivative fair value adjustments of $(102,671).

Nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
Other Income, (Expense)	2016	2015	Variance	%
Interest expense (net)	$(224,903)	$(299,906)	$75,003	(25)
Gain (loss) on derivative fair value adjustment	605	(46,379)	46,984	(101)
Loss on stock subscription receivable	(39,839)	(139,304)	99,465	(71)
Gain on settlement of debt	—	110,220	(110,220)	(100)
Other income (expense)	12,265	2,685	9,580	357
Total	$(251,872)	$(372,684)	$120,812	(29)

The decrease of $120,812 is attributable to decreases in interest expense, loss on derivative fair value adjustment and in stock subscription receivable, offset by a gain on settlement of debt in the prior year of $110,220.

Liquidity and Capital Resources

Cash and Investments in marketable securities

Our primary sources of cash during the nine month period ended September 30, 2016 were customer payments for salon services and products. Our primary uses of cash were for payments relating to salaries, rent, inventory and other general operating expenses as well as payments on notes payable.

Working Capital

Working capital Deficit	September 30,	December 31,
Current Assets	2016	2015	Variance	%
Cash	$91,819	$150,459	$(58,640)	(39)
Accounts receivable	11,551	15,967	(4,416)	(28)
Inventory	152,434	138,928	13,506	10
Prepaid expenses	19,360	31,513	(12,153)	(39)
Notes receivable – current	2,192	—	2,192	100
Notes receivable, related party - current	257,583	196,922	60,661	31
Total Current Assets	534,939	533,789	(11,150)	0

Current Liabilities
Accounts payable and accrued expenses	168,209	344,051	(175,842)	(51)
Deferred revenue	49,911	66,048	(16,137)	(24)
Deferred rent	78,291	86,818	(8,527)	(10)
Due to related parties	628,875	424,804	204,071	48
Derivative liability	159,006	209,610	(50,604)	(24)
Current portion of notes payable	405,866	44,094	361,772	820
Current portion of notes payable, related party	64,166	67,990	(3,824)	(6)
Current portion of capital lease obligations	—	10,038	(10,038)	(100)
Convertible notes payable, net of debt discount of $0 and $5,889, respectively	35,000	152,089	(117,089)	(77)
Total Current Liabilities	1,589,324	1,405,543	183,781	13

Working Capital Deficit	$(1,054,385)	$(871,754)	$(182,631)	21

Working capital decreased by $182,631 as of September 30, 2016, compared to December 31, 2015 primarily due to the increase in notes payable.

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2016	2015	Variance	%
Cash Flows from Operating Activities	$ (32,116)	$ (196,323)	$ 164,207	(84)

Cash flows from operating activities include net loss, adjusted for certain non-cash income statement items, as well as changes in the balances of certain operating assets and liabilities.

Cash Flows from Investing Activities

	Nine Months Ended September 30,
	2016	2015	Variance	%
Cash Flows from Investing Activities	$ (154,822)	$ (208,567)	$ 53,745	(26)

The change in cash flows used in investing activities was due primarily to making a related party loan and the receipt of payments on the loan.

Cash Flows from Financing Activities

	Nine Months Ended September 30,
	2016	2015	Variance	%
Cash Flows from Financing Activities	$ 128,298	$ 357,812	$ (229,514)	(64)

The increase is attributable to new debt issuances.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current obligations due to negative working capital of $1,054,385 as of September 30, 2016. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

We expect to purchase property or equipment as part of our normal ongoing operations

8% Series A Senior Subordinated Convertible Redeemable Debentures

On April 30, 2008, we entered into a stock transfer agreement with our parent company SAKL and SAKL’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and New by Salons LLC in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. The debenture holder has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price equal to the greater of $0.0001 or 95% of the average closing bid price of the common stock three days prior to the date we receive notice. In February of 2011, DHI transferred the Debenture to SAKL in exchange for the release of debt obligations owed to SAKL by DHI and SAKL holder of the Debenture. All obligations under the debenture were settled with SAKL on September 30, 2016 through the issuance of common and preferred stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

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

Based on evaluation as of September 30, 2016, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2015 and 2014, occurred during the nine months ended September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2016, the Company authorized the issuance of 3,843,686 shares of Common Stock and 230,621 Shares of Series B Preferred Stock to Sack Lunch Productions, Inc. in exchange for the satisfaction and settlement of $2,190,895.52 in debenture principle and accrued interest owed to Sack Lunch by the Company that will be removed from the Company’s liabilities. The shares will be issued with a restrictive legend to Sack Lunch. The share values were discounted to 95%, which was greater than the $.0001 floor, based upon the conversion provisions of the Debenture, dated December 28, 2011 in the original amount of $2,359,800 and as amended on December 11, 2015.

In the above transactions, the Board of Directors relied upon Rule 506 of the Securities Act of 1933 in originally issuing the convertible debenture and in the subsequent issuances resulting from conversions of the debenture into common and preferred stock were done pursuant to Rule 4(2) of the Securities Act of 1933.

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

GREEN ENDEAVORS, INC. (Registrant)

DATE: November 1, 2016	By: /s/ Richard D. Surber Richard D. Surber President, Chief Executive Officer, Chief Financial Officer, and Director