Form 10-K
period 2016-12-31
Green Endeavors, Inc.
filed 2017-04-05
CIK 1487997

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016

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

                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter ended June 30, 2016 was $109,357.

On March 31, 2017, approximately 5,127,408 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Year Ended December 31, 2016

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

Employees

As of December 31, 2016, Landis employed 74 individuals, with approximately 65 providing salon and support services and 9 in management, administration and finance. None of our employees are represented by labor unions and we have experienced no work stoppages. We believe that our employee relations are good.

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

We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. Our operating capital requirements, in excess of what is generated from operations, for the next 12 months are approximately $500,000. This primarily consists of the costs associated with our financial statement reporting obligations and costs associated with future expansion plans in 2017. At this time, we are still in the process of identifying additional salon locations within the Salt Lake Valley. The funding for our operations will primarily come from private investors purchasing our stock as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. We cannot assure you that we will be able to generate sufficient sales or raise adequate capital to meet our future working capital needs.

The voting control held by Sack Lunch Productions Inc., (SAKL), creates an anti-takeover or change of control limitation. Sack Lunch currently holds voting control of the Company through its ownership of super voting preferred stock.

As of March 31, 2017, the 10,000,000 shares of Super voting Preferred Stock (100 votes for each share) held by SAKL combined with the 4,183,081 shares of common stock provide SAKL with voting control over any proposal requiring a vote of the shareholders. Through its ownership of the preferred voting shares and common stock it holds voting rights equal to 1,004,183,081 shares of common stock. This effectively gives SAKL a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse or forward split of the common stock. The shares held by SAKL thus have a strong anti-takeover effect. The interests of SAKL may not always conform to the interests of the common stockholders, in general, and thus its voting rights may not always be exercised in the best interests of the common stockholders of the Company.

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

We are dependent on the services of Richard Surber, our President, CEO, and a director. The Company has entered into an employment agreement with Mr. Surber, as losing his services would likely have an adverse effect on our ability to conduct business.

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

On November 23, 2016 TCA Global Credit Master Fund, LP, “TCA” gave SAKL a Notice of Default that SAKL is in default for 3 months payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Failure to cure the default may lead to further collection efforts by TCA.  Discussions to resolve the default are ongoing, the parties have agreed to forebear enforcement of the default until March 31, 2017.  Green, along with all other SAKL subsidiaries, is a co-guarantor of the TCA obligation.

While the outcome of disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 4. Mine Safety Disclosures

None

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Pink Sheets under the symbol GRNE. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. Currently, there are no securities authorized for issuance and no compensation plans in place. All share and per share information included in this Annual Report on Form 10-K has been adjusted to reflect our August 2010 five for one forward stock split, the April 2013 one for two hundred reverse stock split and the July 2016 one for two thousand reverse stock split.

As of March 20, 2017, we had approximately 3,500 registered stockholders and approximately four beneficial owners of our common stock.

The following table sets forth the high and low sales prices of our common stock for each quarter in the two-year period ended December 31, 2016:

	High	Low
2016
First Quarter	$0.80	$0.20
Second Quarter	$1.00	$0.20
Third Quarter	$0.51	$0.02
Fourth Quarter	$0.56	$0.20

2015
First Quarter	$15.80	$5.00
Second Quarter	$9.60	$3.00
Third Quarter	$6.20	$1.00
Fourth Quarter	$2.00	$0.20

2015 Benefit Plan of Green Endeavors, Inc.

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 40,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $9.00 to $12.00 per share for an aggregate of 18,000 shares.  Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000.  The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

On July 9, 2015, the Board of Directors approved an amendment to the stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the “2015 Plan”) wherein common stock options are granted to employees of the Company. A total of 50,000 additional shares of the Company’s common stock (par value $0.0001) are authorized to be issued or granted to employees under the Amendment to the 2015 Plan.

On July 9, 2015 the Board of Directors approved a grant of 6,750 shares pursuant to the S-8 Registration Statement and 2015 Benefit Plan of Green Endeavors Inc. The shares were issued based on an option price of $3.00 per share. The employee exercised the options on the same day they were granted by issuing a promissory note to the Company that will appear on the balance sheet as a subscription receivable. The promissory note matures 12 months from its issuance date and the Company is entitled to 4% interest per annum.  On March 7, 2017 the Company entered into a note extension agreement with the holder of a promissory note related to a stock subscription.  The due date was extended to June 30, 2017 and any interest owing was waived.

Recent Sales of Unregistered Equity Securities

On October 24, 2016 the Company entered into a marketing agreement to receive six months services for 350,000 shares of the Company’s common stock.

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

Reverse Stock Split

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

As of December 31, 2016, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda Lifestyle Salon.  A third location opened in August of 2012, and operates as an Aveda Experience Center ("LEC") in the City Creek Center shopping mall in downtown Salt Lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our consolidated financial statements for the years ended December 31, 2016 and 2015.

For the year ended December 31, 2016 and 2015, we operated three wholly owned subsidiaries.  Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda experience center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the years ended December 31, 2016 and 2015, we had net sales of $3,389,810 and $3,028,006, respectively. Our net sales increased by $361,804 or 11.95% for the year ended December 31, 2016 compared to 2015.

The following table shows the change in service revenue by salon for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	%
Liberty Heights	$ 1,943,767	$ 1,608,038	$ 335,729	20.88
Marmalade	666,829	590,276	76,553	12.97
City Creek	17,143	-	17,143	100.00
	$ 2,627,739	$ 2,198,314	$ 429,425	19.53

This increase in service revenue is due to the retention of stylist staff. Revenue from new stylists tends to be lower as they are trained and begin to acquire new clients, but increases over time. We had several new stylists in 2015 that have continued with us in 2016 as a result revenues have increased for the year.

The following table shows the change in product revenue by salon for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase (Decrease) over prior period
Salon	2016	2015	Dollar	%
Liberty Heights	$ 429,800	$ 456,635	$ (26,835)	(5.88)
Marmalade	138,148	173,464	(35,316)	(20.36)
City Creek	194,123	199,593	(5,470)	(2.74)
	$ 762,071	$ 829,692	$ (67,621)	(8.15)

Lower product sales are believed to be a national trend coupled with the fact that a larger proportion of our staff are newer hires resulting from our hiring push.  Newer stylists tend to sell less product until they are fully trained.

Cost of Revenue

The following table shows cost of revenue as a percentage of related revenue for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Revenue Type	2016	2015
Service	56.5%	54.0%
Product	60.5%	56.4%

The above table shows the cost of services as a percentage of revenue increased by 2.5% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The cost of product as a percentage of revenue increased by 4.1% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase in cost is primarily due to the higher personnel costs associated with stylists earning higher wage rates as they become more established with the salons.  The increase in inventory is also attributable to inefficiencies of product usage by newer, less trained employees and ongoing price increases from the supplier.

Operating Expenses

For the year ended December 31, 2016 we had a net loss of $298,460 as compared to net loss of $884,543 for the year ended December 31, 2015 a $586,083 (66.3%) change. The decrease in loss is attributable to an increase in service revenue in 2016 over 2015 as a result of higher production due to retaining salon stylists, offset in part by an increase in total costs and expenses of $46,244

General and administrative

The following table shows General and Administrative expense for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	Change	%
Salaries and wages	$ 415,123	$ 641,434	$(226,311)	(35)
Rent	173,140	187,214	(14,074)	(8)
Advertising	95,214	136,150	(40,936)	(30)
Credit card merchant fees	50,441	54,451	(4,010)	(7)
Insurance	58,519	47,782	10,737	22
Utilities and telephone	58,347	53,855	4,492	8
Professional services	142,842	176,746	(33,904)	(19)
Repairs and maintenance	43,911	24,605	19,306	78
Dues and subscriptions	31,263	30,040	1,223	4
Office expense	170,315	61,046	109,269	179
Travel	16,479	15,724	755	5
Investor relations and company promotion	70,108	129,541	(59,433)	(46)
Other	44,031	38,385	5,646	15
Total general and administrative expenses	$1,369,733	$1,596,973	$(227,240)	(14)

The decrease in general and administrative expenses is primarily due to the decrease in salaries and wages, investor relations and company promotion, and advertising offset by an increase in office expense.  The decrease in salaries and wages was primarily due to stock based compensation incurred during 2015 along with a reduction of support staff at all locations.  Corporate overhead charges increased in office expense with corresponding decreases in investor relations and promotions.

Other Income, (Expense)

The following table shows other income and (expense) for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Other Income, (Expense)	2016	2015	Variance	%
Interest expense (net)	$ (267,096)	$ (416,057)	$ 148,961	(36)
Gain (loss) on derivative fair value adjustment	51,314	(86,992)	138,306	(159)
Loss on stock subscription receivable	-	(155,488)	155,488	(100)
Gain on settlement of debt	(40,883)	110,220	(151,103)	(137)
Other income (expense)	(3,260)	17,869	(21,129)	(118)
Total	$ (259,925)	$ (530,448)	$ 270,523	(51)

The change is primarily related to a decrease in interest expense resulting from a decrease in interest bearing debt, the change in the derivative fair value, the loss on subscription receivables in the prior year and the gain on settlement of debt recorded in the prior year. The interest expense decrease is more specifically related to the settlement of a related party note and accrued interest in the amount of $2,190,896 with SAKL for the issuance of 230,621 shares of Series B and 3,843,686 shares of common stock.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of December 31, 2016, our principal source of liquidity consisted of $347,284 of cash, as compared to $150,459 as of December 31, 2015. Our primary sources of cash during the year ended December 31, 2016 were customer payments for salon services and products and cash proceeds from the issuance of notes payable. Our primary uses of cash in the year ended December 31, 2016 were payments relating to salaries, benefits, rent, and other general operating expenses as well as payments of notes payable.

Working Capital

	December 31,	December 31,
Working Capital	2016	2015	Variance	%
Current Assets	888,416	533,789	$ 354,627	66
Current Liabilities	1,796,287	1,405,543	$ 390,744	28
Working Capital Deficit	$ (907,871)	$ (871,754)	$ (36,117)	4

The decrease in working capital is primarily due to an increase in the current portion of notes payable, and related party payables.

Cash Flows from Operating Activities

Cash flows from operating activities include net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities.  Net cash provided by (used in) operating activities for the year ended December 31, 2016 and 2015 was $213,927 and $118,840, respectively.

Cash Flows from Investing Activities

Cash flows used in investing activities for the years ended December 31, 2016 and 2015 were $68,485 and $217,011, respectively. Investing activities are related to the purchase of equipment and leasehold improvements. These purchases are made based on the need for new technologies and replacements due to wear and tear and obsolescence.  Investing activities also include the activity from notes receivable to related parties.

We expect to continue our investing activities, including purchasing property and equipment.

Cash Flows from Financing Activities

Cash flow provided by financing activities for the years ended December 31, 2016 and 2015 was $51,383 and $148,002, respectively.  For the year ended December 31, 2016, the Company borrowed $908,000 on notes payable and paid $795,709 toward notes.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information, 305(c).

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.

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

Based on evaluation as of December 31, 2016, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is not effective. We base this analysis on the simple fact that due to the size of the Company there may not be, from time to time, sufficient attention given to the five components of effective internal control over financial reporting as issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The five components are: the control environment, risk assessment, control activities, information and communication, and monitoring activities. We are a small entity that does not have sufficient segregation of duties and we also may not have from time to time sufficient personnel to ensure timely and accurate financial reporting. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table provides information regarding the executive officers of Green as of December 31, 2016:

Name	Age	Positions and Offices
Richard D. Surber	43	President, CEO, CFO and Director
Logan C. Fast	30	Vice President and Director
Stephen M. Cole	72	Director

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

Stephen M. Cole - earned his B.S.B.A. from Chicago’s Roosevelt University. In 1997 he founded The Wall Street Organization, Inc. a financial services company that assists start-ups and operating companies with their capital formation. He is listed in Who’s Who in America Sixty Fourth Edition 2010. Mr. Cole does not hold any position as officer or director of any other publicly held company.

There are no family relationships among any officer or director of Green Endeavors, Inc.

Item 11. Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two years ended December 31, 2016 and 2015:

				Stock
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Total ($)
Richard D. Surber - President, CEO, CFO, and Director (1)	2016	$85,500	$-	$-	$85,500
	2015	$97,500	$-	$-	$97,500
Logan C. Fast - Vice President, Director (1)(2)	2016	$73,260	$-	$-	$73,260
	2015	$82,064	$-	$-	$82,064
Stephen M. Cole – Director (3)	2016	$1,000	$-	$-	$1,000
	2015	$-	$-	$-	$-

(1) Compensation for services not related to positions as director.

(2) Wages received for services performed as a stylist and an educator at the salons.

(3) Director compensation

No director compensation was paid or accrued during the year ended December 31, 2015.

On January 24, 2017 the Board of Directors approved Employment Agreements with Richard Surber and Logan C. Fast, the term of employment to start January 1, 2017 and ending on December 31, 2021.  Mr. Surber is to serve as the President of Green and his compensation will be $150,000 per year and Mr. Fast is to serve as the Vice President of Green and his compensation will be $60,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of the Company's stock with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2017, there were 5,127,408 shares of common stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Super voting Preferred ($0.001 par value)	Sack Lunch Productions, Inc. (1)
	59 West 100 South, 2nd Floor	10,000,000	100%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Richard D. Surber
($0.001 par value)(2)	59 West 100 South, 2nd Floor	37,134	0.039%
	Salt Lake City, Utah 84101
Voting Common Stock	Richard D. Surber
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	2,035	0.0004%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Logan C. Fast
($0.001 par value)(2)	59 West 100 South, 2nd Floor	2,000	0.0021%
	Salt Lake City, Utah 84101
Voting Common Stock	Sack Lunch Productions, Inc. (1)
($0.0001 par value)(2)	59 West 100 South, 2nd Floor	4,183,081	81.58%
	Salt Lake City, Utah 84101
Preferred Series "B" Stock	Directors and Executive Officers
($0.001par value)	as a Group (including beneficial	39,134	0.041%
	ownership) (1)
Voting Common Stock	Directors and Executive Officers
($0.0001 par value)(2)	as a Group (including beneficial	4,185,116	81.62%
	ownership) (1)
Super voting Preferred ($0.001 par value)	Directors and Executive Officers
	as a Group (including beneficial	10,000,000	100%
	ownership) (1)

(1)   Richard Surber may be deemed a beneficial owner of 4,183,081 shares of the Company's common stock by virtue of his position as an officer and director of Sack Lunch Productions Inc. and of 10,000,000 shares of Super Voting Preferred by virtue of his positions with Sack Lunch Productions, Inc.

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

Richard Surber is also providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor for several lines of credit, credit cards, and loans, for the Company with remaining principal balances of approximately $285,000. Subsequent to December 31, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $600,000 from time to time.

During the year ended December 31, 2016, the Company issued 230,621 shares of Series B and 3,843,686 shares of common stock for cancellation of the related party convertible debenture and accrued interest in the amount of $2,190,896. During the year ended December 31, 2015, the Company converted $66,000 of debenture principle and $44,636 of related accrued interest into 582,293,105 shares of the Company’s common stock.

As of December 31, 2016 and 2015, amounts due to related parties are $632,802 and $424,804, respectively. The $632,802 consists of $5,000 of accrued interest for the note payable to Richard Surber and $627,802 for various amounts owed to Sack Lunch’s subsidiaries. The $424,804 consists of $6,204 of accrued interest for the note payable to Richard Surber and $418,600 from various amounts owed to Sack Lunch's subsidiaries.

Promissory Notes

On March 24, 2015, Green Endeavors, Inc. and Landis Salons, Inc. (the "Company") issued a promissory note to Richard Surber, President, CEO and Director of Green, in the principal amount of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, has a maturity date of March 12, 2018, and requires monthly payments of $806. The Company shall be credited for satisfaction of the note for any payment that it makes of a loan that Mr. Surber is obligated to pay to Upstart Network, Inc., the reported source of the funds loan to the Company by Mr. Surber. The notes have been paid in full as of September 15, 2016.

Effective October 16, 2015, Sack Lunch Productions, Inc. (Green’s parent corporation “SAKL”) closed a Credit Agreement (the “Credit Agreement”) with SAKL, as borrower, and the Company’s subsidiaries as joint and several guarantors and TCA Global Credit Master Fund, LP, (“TCA”).  Pursuant to the Credit Agreement, TCA loaned SAKL an initial amount of $1,800,000. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Convertible Promissory Note (the “Note”) and the repayment of the Note is secured by a first position security interest in substantially all of SAKL’s assets in favor of TCA, as evidenced by a Security Agreement by and between SAKL and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets, including Green Endeavors, in favor of TCA. The Note is due and payable, along with interest thereon, fifteen months following the effective date of the Note, and bears interest at the rate of 12% per annum.  On November 23, 2016 TCA gave SAKL a Notice of Default that SAKL is in default for 3 months payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Failure to cure the default may lead to further collection efforts by TCA.  Discussions to resolve the default are ongoing.  Green, along with all other SAKL subsidiaries, is a co-guarantor of the TCA obligation.

On September 3, 2016 Landis Salons Inc. entered into a Memorandum of Intercompany Loan with Color Me Rad LLC, a related party, to advance $200,000. This sum is to be repaid in weekly payments of not less than $4,350, with interest at the rate of 20.1% per annum.

On March 28, 2016 Landis Salon, Inc. entered into a Promissory Note agreement with SAKL, to advance $310,000 with an interest rate of 18%.  This sum is to be repaid in weekly payments of $7,200.

Director Independence

Our Board of Directors has 1 independent member. Mr. Cole is not employed in any capacity by the Company or its affiliates. There are no committees made up of less than all members of the board for audit, nominating, compensation or hiring purposes. Based upon the size of the Company and its limited resources there are currently not sufficient resources to expand the size of the board and operate committees for these purposes. The Board of Directors has always operated as a whole and has not proceeded without the other member(s) of the board consenting to any action.

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (SGA) served as our independent registered public accounting firm for the years ended December 31, 2016 and 2015. They were paid $47,120 and $44,529 for services rendered during those years respectively.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015 were $47,120 and $44,529, respectively.

Audit Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the years ended December 31, 2016 and 2015.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2016 and 2015.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant, other than those previously reported above, for the years ended December 31, 2016 and 2015.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets as of December 31, 2016 and 2015	21

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015	22

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016 and 2015	23

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	24

Notes to Consolidated Financial Statements	25

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Green Endeavors, Inc.

We have audited the accompanying consolidated balance sheets of Green Endeavors, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Endeavors, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered net losses and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$347,284	$150,459
Accounts receivable	15,397	15,967
Inventory	152,790	138,928
Prepaid expenses	124,167	31,513
Notes receivable - current	-	-
Notes receivable, related party - current	248,778	196,922
Total current assets	888,416	533,789

Property, plant, and equipment, net of accumulated depreciation of $969,934 and $857,236, respectively	269,831	293,068
Other assets	21,405	24,475
Total Assets	$1,179,652	$851,332

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$363,075	$344,052
Deferred revenue	86,223	66,048
Deferred rent	74,636	86,818
Due to related parties	632,802	424,804
Derivative liability	108,297	209,610
Current portion of notes payable, net of discount of $20,291 and $0, respectively	434,695	152,089
Current portion of notes payable, related party	61,559	67,990
Current portion of capital lease obligations	-	10,038
Convertible notes payable, net of debt discount of $0 and $5,889, respectively	35,000	44,094
Total current liabilities	1,796,287	1,405,543

Long-Term Liabilities:
Notes payable	50,397	152,028
Notes payable, related party	-	14,389
Capital lease obligations	-	-
Convertible notes payable, net of debt discount of $0 and $30,390, respectively	-	8,110
Convertible debentures, related party, net of debt discount of $0 and $29,218, respectively	-	2,118,373
Total long-term liabilities	50,397	2,292,900
Total Liabilities	1,846,684	3,698,443
Commitments and contingent liabilities	-	-
Stockholders’ Deficit:
Convertible super-voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2016 and December 31, 2015; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 956,447 and 734,607 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively	956	735
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at December 31, 2016, and December 31, 2015	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 5,127,408 and 618,174 shares issued and outstanding at December 31, 2016, and December 31, 2015, respectively	511	62
Subscription receivable	(38,400)	(76,800)
Additional paid-in capital	3,745,224	1,305,755
Accumulated deficit	(4,385,323)	(4,086,863)
Total stockholders’ deficit	(667,032)	(2,847,111)
Total Liabilities and Stockholders’ Deficit	$1,179,652	$851,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31, 2016	December 31, 2015
Revenue:
Services, net of discounts	$2,627,739	$2,198,314
Product, net of discounts	762,071	829,692
Total revenue	3,389,810	3,028,006

Costs and expenses:
Cost of services	1,484,960	1,187,437
Cost of product	460,954	467,782
Depreciation	112,698	129,909
General and administrative	1,369,733	1,596,973
Total costs and expenses	3,428,345	3,382,101
Loss from operations	(38,535)	(354,095)

Other income (expenses):
Interest income	3,442	5,544
Interest expense	(151,418)	(232,954)
Interest expense, related parties	(119,120)	(188,647)
Gain (loss) on derivative fair value adjustment	51,314	(86,992)
Gain on settlement of debt	-	110,220
Loss on stock subscription receivable	(40,883)	(155,488)
Other income (expense)	(3,260)	17,869
Total other expenses	(259,925)	(530,448)
Loss before income taxes	(298,460)	(884,543)
Provision for income taxes	-	-
Net loss	$(298,460)	$(884,543)

Loss per common share – basic and diluted
Basic and diluted loss per common share	$(0.17)	$(5.34)
Weighted-average common shares outstanding	1,809,602	165,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit

	Super Voting Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	10,000,000	10,000	760,488	760	97,707	10	663,078	(3,202,320)		(2,528,472)

Conversion of series B preferred shares into common shares			(8,976)	(8)	9,212		8			-
Series B preferred shares redeemed for cash			(2,700)	(3)			(2,697)			(2,700)
Conversion of debt and Class B preferred shares to common shares			(14,205)	(14)	5,115	1	(35,207)			(35,220)
										-
Common shares issued for subscription receivable					36,750	4	435,350		(295,050)	140,304
Payments on subscription receivable									62,762	62,762
Loss on settlement of subscription receivable									155,488	155,488
Common stock issued for convertible debt					178,243	18	66,084			66,102
Change in derivative due to conversion							68,532			68,532
Conversion of debt and accrued interest to common stock					291,147	29	110,607			110,636
Net loss for the year ended December 31, 2015								(884,543)		(884,543)
Balance as of December 31, 2015	10,000,000	10,000	734,607	735	618,174	62	1,305,755	(4,086,863)	(76,800)	(2,847,111)

Convert debt and accrued interest to common stock					226,339	22	24,221			24,243
Settle Subscription receivable									38,400	38,400
Derivative change due to conversion							50,000			50,000
Convert preferred shares to common			(8,781)	(9)	85,729	8	1			-
Convert debenture and accrued interest to stock			230,621	230	3,843,686	384	2,190,282			2,190,896
Common shares issued for services					350,000	35	174,965			175,000
Fractional split shares issued					3,480					-
Net loss for the year ended December 31, 2016								(298,460)		(298,460)
Balance as of December 31, 2016	10,000,000	10,000	956,447	956	5,127,408	511	3,745,224	(4,385,323)	(38,400)	(667,032)

The accompanying notes are an integral part of these consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$ (298,460)	$ (884,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,698	129,909
Amortization of debt issuance costs	98,437	148,708
Stock-based compensation	58,333	140,304
Gain on forgiveness of capital lease	-	(3,256)
Gain on settlement of debt	-	(110,220)
Loss on subscription receivable	40,883	155,488
(Gain) Loss on derivative liability fair value adjustment	(51,314)	86,992
Initial derivative expense	-	27,178
Changes in operating assets and liabilities:
Accounts receivable	570	(203)
Certificate of deposit	-	28,660
Inventory	(13,862)	13,830
Prepaid expenses	(4,737)	-
Other assets	3,070	-
Notes receivable	(10,821)	(735)
Accounts payable and accrued expenses	19,023	7,483
Due to (from) related parties	252,114	392,308
Deferred rent	(12,182)	(16,356)
Deferred revenue	20,175	3,293
Net cash used in operating activities	213,927	118,840

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(24,967)	(20,824)
Payments on related party note receivable	(310,000)	(196,187)
Proceeds from related party note receivable	266,482	-
Net cash used in investing activities	(68,485)	(217,011)

Cash Flows from Financing Activities:
Payments made on notes payable	(795,709)	(604,672)
Payments made on convertible debt	(30,050)	(16,915)
Payments made on related party notes payable	(20,820)	(4,953)
Payments made on capital lease obligations	(10,038)	(21,352)
Proceeds from issuance of notes payable	908,000	567,750
Proceeds from issuance of related party notes payable	-	35,082
Proceeds from issuance of stock subscriptions	-	62,762
Proceeds from issuance of convertible notes payable	-	133,000
Proceeds from Class B shares redeemed	-	(2,700)
Net cash provided by financing activities	51,383	148,002

Change in cash	196,825	49,831
Cash at beginning of period	150,459	100,628
Cash at end of period	$ 347,284	$ 150,459
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 76,517	$ 100,103
Non-cash investing and financing activities:
Debt discount on derivative liability, convertible notes	$ -	$ 132,548
Conversion of preferred shares to common stock	$ 9	$ 1,842
Return of Series B preferred stock	$ -	$ 14
Exercised options for subscription receivable	$ -	$ 295,050
Conversion of debt to common stock	$ 74,244	$ 134,634
Settlement of debt	$ -	$ 35,805
Conversion of related party debt to common stock	$ 1,095,452	$ 110,636
Conversion of related party debt to Series B preferred stock	$ 1,095,444	$ -
Deferred finance costs	$ -	$ 45,130
Original issue discount	$ -	$ 3,500
Common stock issued for prepaid services	$ 175,000	$ -
Property and Equipment purchased under a note payable	$ 64,495	$ -

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

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of December 31, 2016 and 2015, Green had no cash equivalents.

Concentration of Credit Risk and Accounts Receivable

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions.  The company had no deposits in excess of federally insured limits at December, 2016 and 2015. Accounts receivable represents the balance owed to LEC by Aveda as a rebate owed to LEC for inventory purchases.  The Company has experienced no credit write-offs to this account and no allowance has been provided.

Inventory

Inventories consist of hair care products used in our salon operations and are stated at the lower of cost or market.  Cost is principally determined using the first-in, first-out (FIFO) method.

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

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows. There were no impairments of long-lived assets during the years ended December 31, 2016 and 2015.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Revenue Recognition

There are two primary types of revenue for the Company: 1) providing hair salon services, and 2) selling hair salon products. Revenue is recognized at the time the service is performed or the product is delivered. All revenue sources are domestic. In some cases, such as the sale of gift cards, revenue is deferred until the gift card is redeemed. Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB No. 104.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of revenue recognition. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the years ended December 31, 2016 and 2015, advertising costs amounted to $95,214 and $165,302, respectively.

Stock-Based Compensation

Green recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the restricted stock award, option, or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Because the employee is expected to and has historically received shares of common stock on or about the date of the employee stock option grant date as part of the exercise process, the fair value of each stock issuance is determined using the fair value of Green’s common stock on the grant date.

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

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Earnings (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. Because the effects of these conversions would be anti-dilutive we do not include this in our calculation of earnings per share.

The following table shows the calculation of diluted common shares.
Diluted Shares
2016

Potential shares issued due to conversion of Series B Preferred Stock	9,949,168
Potential shares issued due to conversion of convertible debt	445,213
Potential shares issued due to conversion of Super voting shares	1,000,000,000
Total potentially dilutive shares	1,010,394,381
Common diluted shares outstanding	1,809,602
Total diluted shares	1,012,203,983

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

In February 2016, the FASB issued an ASU amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact and expect the ASU will not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We will adopt this ASU in the first quarter of 2017 by incorporating it into our stock-based compensation plan. As we do not currently have any outstanding potential forfeitures this change will not retroactively affect our financial statements.

In October 2016, the FASB issued an ASU amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact and expect the ASU will not have a material impact on our consolidated financial statements.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2015 financial statements have been reclassified to conform to the presentation in the December 31, 2016 financial statements. In 2015 the Gain on settlement of debt and the loss on stock subscription receivable were presented as a net number on the face of the statement of operations. In 2016 this has been revised to show each separately.

Note 3 – Inventory

Green’s inventory consists of finished good products that are held for resale at all locations or that are used for the services provided by the two salons. Inventory is carried at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price plus a reasonable margin. Inventory levels are reviewed to identify slow-moving merchandise and damaged items. Mark downs are used to clear merchandise. As of December 31, 2016 and 2015, inventory amounted to $152,790 and $138,928, respectively.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2016:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$44,401	$36,333	$ 8,068
Construction in process	-	-	-
Leasehold improvements	732,690	530,039	202,651
Furniture and fixtures	27,201	25,650	1,551
Equipment	362,126	315,227	46,899
Vehicle	48,193	46,472	1,721
Signage	25,154	16,213	8,941
	$1,239,765	$969,934	$ 269,831

The following is a summary of Green’s Property, plant, and equipment by major category as of December 31, 2015:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$39,247	$29,401	$ 9,846
Construction in process	12,000	-	12,000
Leasehold improvements	639,253	476,652	162,601
Furniture and fixtures	27,201	24,661	2,540
Equipment	359,256	273,132	86,124
Vehicle	48,193	39,587	8,606
Signage	25,155	13,803	11,352
	$1,150,304	$857,236	$ 293,068

For the years ended December 31, 2016 and 2015, Green recorded depreciation expense of $112,698 and $129,909, respectively. Maintenance and repair costs are expensed as incurred.

Note 5 – Other Assets

The following table shows other assets as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Lease and utility deposits	$ 17,844	$ 20,914
Other Intangible Assets	3,561	3,561
Total other assets	$ 21,405	$ 24,475

Note 6 – Fair Value Measurements

Our financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015, consisted of the following:

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2016	(Level)	(Level 2)	(Level)
Derivative liability (1)	$108,297	$ -	$108,297	$ -

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2015	(Level)	(Level 2)	(Level)
Derivative liability (2)	$209,610	$ -	$209,610	$ -

(1) The Company has estimated the fair value of these embedded derivatives for convertible debenture using a multinomial lattice model.

(2) The Company has estimated the fair value of these embedded derivatives for convertible debenture using Black Scholes.

Note 7 – Derivative Liability

The Company has three convertible notes that could be considered derivatives or contain embedded features subject to derivative accounting.  The notes convert into shares of the Company's common stock (the "Common Stock") using a calculation of lowest prices over a period of time and some at a discount.  The notes also contain a ratchet provision. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model.  As of December 31, 2016, the fair market value of the derivatives aggregated $108,297, and we recorded a gain on mark to market of $51,314, using the following assumptions: estimated 0.75 to 1.50 -year term, estimated volatility of 347.03% to 636.47%, and a discount rate of 0.45% to 0.71%.  During 2016 two of the notes were converted.  The following table summarizes the derivative activity.

Derivative Liability 2016
Beginning balance	$209,610
Conversions	(152,627)
Gain/(loss) net	51,314
Ending balance	$108,297

Prior to December 31, 2016, the Black-Scholes model was used to determine the fair value of derivative liabilities   recognized in the financial statements.  The fair value of derivatives as of December 31, 2016 were estimated using a multinomial lattice model. The Company made this change because lattice models produce more accurate derivative values due to the ability to incorporate more instrument specific assumptions into the open-form binomial model.  In addition, lattice models allow for changes in critical assumptions over the life of the option in comparison to closed-form models like Black-Scholes, which require single-value assumptions at the time of grant. The change of a valuation model is considered a change in accounting estimates.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The cumulative net operating loss and the cumulative tax effect at the expected composite rate of 39 percent of significant items comprising our net deferred tax amount is as follows:

	December 31,
	2016	2015

Cumulative net operating loss	(3,791,881)	(3,831,190)

	December 31,
	2016	2015
Deferred Tax assets:
Net operating loss carry forwards	(1,478,834)	(1,494,163)
Valuation allowance	1,478,834	1,494,163
	-	-

	December 31,
	2016	2015
Book (loss) from operations	(298,460)	(344,972)
Meals and Entertainment	4,725	3,290
Donations	10,451	3,237
Change in derivative liability	(51,314)	33,927
Stock options issued for services	-	54,718
Accrued expenses- officer	8,750	-
Change in valuation allowance	325,848	249,800
	-	-

Note 9 – Related Party Transactions

A summary of the related party note payable as of December 31, 2016 and 2015 is as follows:

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

		Interest	Maturity	December 31,
		Rate	Date	2016	2015
Note Payable to Richard Surber. President and CEO of SAKL	(1)	20.00%	11/6/2017	25,000	25,000
Note Payable to Sack Lunch Inc.	(2)	10.00%	4/15/2015	27,250	27,250
Note Payable to Richard Surber. President and CEO of SAKL	(3)	18.00%	3/12/2018	-	20,820
Note Payable to a Corporation	(4)	18.00%	5/6/2016	9,309	9,309
Total Related Party Notes				61,559	82,379
Less Current portion				61,559	67,990
Long Term Related Party Notes				$ -	$ 14,389

(1) On November 6, 2012, Landis Salons II, Inc. entered into a promissory note with Richard Surber, President, CEO, and Director of Green, for the sum of $25,000 for funds loaned. The note bears interest at the rate of 20% per annum, with a term of five years and monthly payments of $662 and a demand feature by which the note can be called upon the demand of Mr. Surber. As security for the note, Landis Salons II pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons II and all and any other assets to which Landis Salons II holds title or claims ownership or that is hereafter acquired by Landis Salons II, subject only to purchase money liens held by sellers or grantors.

(2) On April 15, 2013, Green entered into a promissory note with its parent company, Sack Lunch Productions Inc., in the amount of $37,400 for cash advanced to Green. Interest on the note is 10% per annum, monthly payments are $1,726 and the note was due 24 months from signing. As of December 31, 2016, the note is in default.

(3) On March 24, 2015, Landis Salons, Inc. entered into a promissory note with Richard Surber, President, CEO, and Director of Green, for the sum of $25,082 for funds loaned. The note bears interest at the rate of 18% per annum, with a term of five years and monthly payments of $806 and a demand feature by which the note can be called upon the demand of Mr. Surber. As security for the note, Landis Salons pledged all of its assets, stock in trade, inventory, furniture, fixtures, supplies, any intangible property and all tangible personal property of Landis Salons and all and any other assets to which Landis Salons holds title or claims ownership or that is hereafter acquired by Landis Salons, subject only to purchase money liens held by sellers or grantors. During 2016 the debt was settled by paying the remainder of the principle and interest of the note.

(4) On May 6, 2015 Landis salons Inc. entered into a promissory note with Diversified Holdings X Inc. for the sum of $10,000. The interest rate on this loan is 18% per annum. There was to be a lump sum payment made 12 months after the origination date.  The note is still outstanding. As of December 31, 2016, the note is in default.

On April 30, 2008, Green entered into a stock transfer agreement with its parent company Sack Lunch Productions Inc. and Sack Lunch’s wholly-owned subsidiary DHI whereby they would each sell their holdings in Landis and Newby in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000. Interest on the debenture commenced on December 30, 2008. DHI has the option, at any time, to convert all or any amount over $10,000 of principal face amount and accrued interest into shares of Common stock, $0.0001 par value per share, at a conversion price of 95% of the average closing bid price of the Common stock three days prior to the date notice is received by Green. On December 11, 2015, the Company amended the conversion terms of the note to include a floor to the conversion price.  The note holder can convert all or any amount over $10,000 of the principal face amount of the debenture into shares of Common stock, $0.0001 par value per share, at a conversion price for each share of Common stock at the greater of $0.0001 or equal to 95% of the average closing bid price of the common stock three days prior to the date we receive notice.  On September 30, 2016 the Company issued 230,621 shares of Series B and 3,843,686 shares of common stock in exchange for converting the note and accrued interest in the amount of $2,190,896.

	December 31,
	2016	2015
Convertible Debenture - Related Party
Principal amount	$ -	$2,147,591
Debt discount	-	(29,218)
Convertible debenture, net of debt discount	$ -	$2,118,373

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

As of December 31, 2016 and 2015, amounts payable to related parties are $632,802 and $424,804, respectively. The December 31, 2016 balance of $632,802 consists of $5,000 of accrued interest for the note payable to Richard Surber and $627,802 from various amounts owed to Sack Lunch's subsidiaries. The December 31, 2015 balance of $424,804 consists of $6,852 of accrued interest for the note payable to Richard Surber and $417,952 from various amounts owed to Sack Lunch's subsidiaries.

Effective October 16, 2015, Sack Lunch Productions, Inc. (Green’s parent corporation “SAKL”) closed a Credit Agreement (the “Credit Agreement”) with SAKL, as borrower, and the Company’s subsidiaries as joint and several guarantors and TCA Global Credit Master Fund, LP, (“TCA”).  Pursuant to the Credit Agreement, TCA loaned SAKL an initial amount of $1,800,000. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Convertible Promissory Note (the “Note”) and the repayment of the Note is secured by a first position security interest in substantially all of SAKL’s assets in favor of TCA, as evidenced by a Security Agreement by and between SAKL and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets, including Green Endeavors, in favor of TCA. The Note is due and payable, along with interest thereon, fifteen months following the effective date of the Note, and bears interest at the rate of 12% per annum.  On November 23, 2016 TCA gave SAKL a Notice of Default that SAKL is in default for 3 months payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Failure to cure the default may lead to further collection efforts by TCA.  Discussions to resolve the default are ongoing.

As of December 31, 2016, Mr. Surber is a personal guarantor to various notes payable by the Company. Subsequent to December 31, 2016, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $600,000 from time to time.

Note 10 – Notes Payable

A summary of notes payable as of December 31, 2016 and 2015 is as follows:

		Interest	Maturity	December 31,
		Rate	Date	2016	2015
To an Individual	(1)	11.00%	2/27/2016	-	14,844
To a Corporation	(2)	5.00%	9/1/2017	-	18,935
To a Corporation	(3)	24.33%	10/25/2017	83,333	-
To a Bank	(4)	6.00%	3/1/2017	14,317	-
To a Bank	(5)	12.00%	11/19/2017	-	261,806
To a Bank	(6)	6.00%	12/11/2017	322,927	-
To a Partnership	(7)	8.00%	3/3/2019	6,206	8,532
To a Bank	(8)		6/17/2021	58,309	-
Total Notes Payable				485,092	304,117
Less Current portion				434,695	152,089
Long Term Notes Payable				$ 50,397	$ 152,028

(1) On February 27, 2012, Green and Landis Experience Center, LLC issued an 11% note payable in the principal face amount of $50,000 to an individual in exchange for a cash payment of the same amount. The note provides for monthly payments in the amount of $1,292 of principal and interest.  As of December 31, 2016 the full balance of the note and accrued interest was paid off.

(2) On August 20, 2012, the Board of Directors of LEC approved that LEC enter into a loan agreement with a Corporation in the amount of $50,000. Pursuant to the board approval, a note in the amount of $50,000 was issued on August 21, 2012. The note bears interest at 5% per annum and requires 60 monthly installments of $944 commencing October 1, 2012.  As of December 31, 2016 the full balance of the note and accrued interest was paid off.

(3) On October 17, 2016 Landis Salons, Inc. issued a 24.33%, 12 month note in the amount of $100,000 to a corporation in exchange for cash of the same amount. The note provides for 6 monthly payments of $10,833 of principal and interest and then 6 monthly payments of $9,333 of principal and interest for the remainder of the note.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(4) On March 1, 2016, the Company entered into a loan agreement with a bank in the amount of $62,000. The note provides for daily payments of $263. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 6% ($3,720) of the $62,000 loan amount. These financing costs are being amortized monthly to interest expense during the one year term of the loan. The total amount due at the inception date is $65,720.

(5) On November 20, 2015, the Company entered into a loan agreement with a bank in the amount of $250,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 31% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 12% ($30,000) of the $250,000 loan amount. These financing costs are being amortized monthly to interest expense during the two year term of the loan. The total amount due at the inception date is $280,000.

(6) On November 5, 2016, the Company entered into a loan agreement with a bank in the amount of $346,000. The note is a merchant account financing arrangement wherein Landis repays the loan at the rate of 75% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 6% ($20,760) of the $346,000 loan amount. These financing costs are being amortized monthly to interest expense during the one year term of the loan. The total amount due at the inception date is $366,760.

(7) On March 3, 2014, Landis Salons, Inc. entered into a loan agreement with a partnership in the amount of $12,021 for the financing of professional laundry equipment.  The note calls for 60 monthly payments of $244 commencing when the equipment is delivered for installment. In addition to corporate guarantees, Richard Surber, President, CEO, and Director of Landis is a personal guarantor and the note is secured by the equipment.

(8) On August 17, 2016, Landis Salons, Inc. entered into a loan agreement with a bank in the principal amount of $69,495 with an interest rate of 24%. The loan agreement requires 60 monthly payments of principal and interest in the amount of $1,242. The maturity date is June 17, 2021.

A summary of convertible notes payable as of December 31, 2016 and 2015 is as follows:

		Interest	Maturity	December 31,
		Rate	Date	2016	2015
To a Corporation	(9)	8.00%	8/17/2014	35,000	35,000
To a Corporation	(10)	8.00%	3/26/2016	-	14,983
To a Corporation	(11)	12.00%	7/30/2017	-	38,500
Less Debt Discount				-	(36,279)
Total Convertible Notes Payable				35,000	52,204
Less Current portion				35,000	44,094
Long Term Convertible Notes Payable				$ -	$ 8,110

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(9) On August 17, 2012, Green issued a $35,000 convertible promissory note to a corporation Green converted $15,000 of accounts payable to the corporation to the note and also received $20,000 in cash for the loan. The transaction has been handled as a private sale exempt from registration under Rule 506 of the Securities Act of 1933. The note matures on August 17, 2014 and bear interest at a rate of 8% per annum. After one year from issuance, the note can be convertible into Green’s common shares at the conversion rate of 54% of the market price of the lowest price of Green’s common shares during the ten-day period ending one trading day prior to the date of the conversion. As of December 31, 2016, none of the note had been converted into shares of common stock.

(10) On March 25, 2015, Green issued a $34,000 Convertible Promissory Note to LG Capital Funding, LLC (“LGCF Note”) that matured March 26, 2016. The LGCF Note bears interest at a rate of 8% per annum and can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 58% of the market price (a 42% discount) of an average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. On March 29, 2016 Green settled the LGCF note for a payment of the remaining balance of principle and interest owed.

(11) On July 30, 2015, Green issued a $38,500 Convertible Promissory Note to JMJ. The JMJ Note can be convertible into Green’s common shares, at the holder’s option, at the conversion rate of 60% of the market price (a 40% discount) of an average of the three lowest trading price of Green’s common shares during the eighteen-day period ending on the date of the conversion. Green analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability. On March 24, 2016 Green settled the JMJ Note for a payment of the remaining balance of principle and interest owed.

(12) A summary of capital leases payable as of December 31, 2016 and 2015 is as follows:

		Interest	Maturity	Monthly	December 31,
		Rate	Date	Payment	2016	2015
Capitalized lease for equipment	(12)	16.96%	4/23/2016	1,535	-	5,929
Capitalized lease for equipment	(13)	17.75%	9/5/2016	485	-	4,110
Total Capital Leases Payable all Current				$ 2,020	-	10,038

(13) On April 23, 2012, Landis Salons, Inc. entered into a capital lease financing agreement in the principal amount of $53,230 with a corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $1,535. Interest is at the rate of 16.96% per year and the maturity date is April 23, 2016. During 2016 Green settled this lease by paying the scheduled payments of principle and interest and exercising the bargain purchase option. The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(14) On July 26, 2012, Landis Salons II, Inc. entered into a capital lease financing agreement in the principal amount of $16,826 with a corporation. The lease agreement requires 48 monthly payments of principal and interest in the amount of $485. During 2016 Green settled this lease by paying the scheduled payments of principle and interest and exercising the bargain purchase option. . The Company applied the guidance of ASC 840 in its determination of the lease being a capital lease. In addition to the Company’s guarantee for the debt, Richard Surber is personal guarantor to the lease.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 11 – Lease Commitments

Operating Leases

We lease three facilities for our salons and experience center operations in Salt Lake City, UT. We believe that these facilities are sufficient for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations. Facilities are leased under operating leases expiring at various dates through 2020. Certain of these leases contain renewal options. For the years ended December 31, 2016 and 2015, rent expense was $173,140 and $187,214, respectively.

As of December 31, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

For the year ended December 31,	Operating Leases
2017	$ 220,292
2018	230,129
2019	206,732
2020	128,525
Total operating lease payments	$ 785,678

Contingent Deferred Rents

The Landis Experience Center, (LEC), retail outlet has entered into various lease modification agreements with its landlord.  The landlord has agreed to monthly lease payment reductions through December 31, 2016 which total $94,500.  Under the terms of the modification agreements, these deferred payments will be cancelled if LEC fulfills its lease term commitment.

Note 12 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of December 31, 2016 and 2015, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

During the years ended December 31, 2016 and 2015, there were no issuances or conversions of Convertible Super voting Preferred shares.

As of December 31, 2016 and 2015, Green had 10,000,000 shares of Convertible Super voting Preferred stock issued and outstanding.

Convertible Series B Preferred Stock

Each share of Green’s Convertible Series B Preferred Stock, (Series B) has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average closing bid market price of Green's common stock for the five days before conversion notice date by the shareholder. Convertible Series B Preferred Stock shareholders, at the option of Green, can receive cash or common stock upon conversion.

2016

On August 29, 2016 the Company approved the conversion of 1,781 Series B shares into 44,062 shares of common stock.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On May 22, 2016 the Company approved the conversion of 7,000 Series B shares into 41,667 shares of common stock.

On September 30, 2016, the Company authorized the issuance of 3,843,686 shares of Common Stock and 230,621 Shares of Series B Preferred Stock to Sack Lunch Productions, Inc. in exchange for the satisfaction and settlement of $2,190,895.52 in debenture principle and accrued interest owed to Sack Lunch by the Company that will be removed from the Company’s liabilities. The shares will be issued with a restrictive legend to Sack Lunch.  The share values were discounted to 95%, which was greater than the $.0001 floor, based upon the amended conversion provisions of the Debenture, dated December 21, 2015.

2015

On January 15, 2015 the Board of Directors approved the return and cancellation of 14,205 shares of Series B shares in conjunction with an issuance of common stock for the cancellation of debt. (See Common Stock below)

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B held by an investor into 2,462 shares of Common Stock. The shares were converted at $7.92 per share based on the conversion provisions for the Series B Preferred Stock designation.

On July 8, 2015, the Board of Directors approved the conversions of 5,076 shares of Series B into 6,750 shares of Common Stock. The shares were converted at prices per share of approximately $3.76 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On November 16, 2015 The Board of Directors approved the payment of $2,500 to an investor for the return of 2,700 shares of Series B.

Common Stock

Green is authorized to issue 2,000,000,000 shares of common stock (par value $0.0001 per share).  On July 20, 2016 the Company effected a 2000:1 reverse split.  Share amounts have been retroactively restated where applicable.

2016

On January 12, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,711 of convertible debt, principle and interest, into 14,746 shares of the Company’s common stock.

On February 11, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $1,712.22 of convertible debt, principle and interest, into 14,761 shares of the Company’s common stock.

On February 19, 2016, LG Capital Funding LLC, subject to the terms of the convertible note, converted $2,036.59 of convertible debt, principle and interest, into 17,557 shares of the Company’s common stock.

On February 19, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,775 of convertible debt into 17,750 shares of the Company’s common stock.

On February 25, 2016, JMJ Financial, subject to the terms of the convertible note, converted $1,995 of convertible debt into 19,550 shares of the Company’s common stock.

On February 29, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,053 of convertible debt into 20,525 shares of the Company’s common stock.

On March 8, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,155 of convertible debt into 21,550 shares of the Company’s common stock.

On March 15, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,262.50 of convertible debt into 22,625 shares of the Company’s common stock.

On March 18, 2016, JMJ Financial, subject to the terms of the convertible note, converted $2,375 of convertible debt into 23,750 shares of the Company’s common stock.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On April 26, 2016, the Board of Directors approved a settlement on a $38,500 subscription receivable for payments of $5,020 as satisfaction in full.

On May 22, 2016, 7,000 shares of Series B Preferred stock were converted into 41,667 shares of common stock.

On September 30, 2016, the Company authorized the issuance of 3,843,686 shares of Common Stock and 230,621 Shares of Series B Preferred Stock to Sack Lunch Productions, Inc. in exchange for the satisfaction and settlement of $2,190,895.52 in debenture principle and accrued interest owed to Sack Lunch by the Company that will be removed from the Company’s liabilities. The shares have been issued with a restrictive legend to Sack Lunch.  The share values were discounted to 95%, which was greater than the $.0001 floor, based upon the conversion provisions of the Debenture, dated December 28, 2011 in the original amount of $2,359,800 and as amended on December 11, 2015.

On October 24, 2016 the Company entered into a marketing agreement to receive six months services for 350,000 shares of the Company’s common stock.

2015

On January 23, 2015, the Board of Directors approved the conversion of 3,900 shares of Series B held by an investor into 2,462 shares of Common Stock. The shares were converted at $7.92 per share based on the conversion provisions for the Series B Preferred Stock designation.

On July 8, 2015, the Board of Directors approved the conversions of 5,076 shares of Series B into 6,750 shares of Common Stock. The shares were converted at prices per share of approximately $3.76 based on the conversion provisions for the Convertible Series B Preferred Stock designation.

On December 23, 2015 the Board of Directors approved a partial settlement where $44,635.69 of interest and $66,000 of principle of the debenture held by Sack Lunch Productions Inc. was settled and paid through the issuance of 291,147 restricted shares of the Company’s common stock.

During the year ended December 31, 2015 the Board of Directors approved grants totaling 36,750 shares of common stock pursuant to the S-8 Registration Statement and 2015 Benefit Plan of Green Endeavors, Inc. to certain employees and consultants to the Company.

During the year ended December 31, 2015, subject to the terms of certain Convertible Promissory Notes, $66,102 of convertible debt principle was converted into 178,244 share of common stock. (See detailed description of these transactions under Note 7, Derivative Liability, in the footnotes to the financial statements.)

As of December 31, 2016 and 2015, Green had 5,127,408 and 618,174 shares of common stock issued and outstanding, respectively.

Note 13 – Stock-Based Compensation

On January 21, 2015, the Board of Directors approved a stock-based compensation program entitled The 2015 Benefit Plan of Green Endeavors, Inc. (the “Plan”) wherein common stock options are granted to employees. A total of 40,000 shares of the Green’s common stock (par value $0.0001) are authorized to be issued or granted to employees (“Employees”) under the Plan. Employees include actual employees or certain non-employee, consultants and advisors of Green, its subsidiaries, and parent company. The Plan is designed to attract and retain employees. Under the Plan, the Company has granted stock options to three employees during 2015 from January 27, 2015 to March 3, 2015 at option prices ranging from $9.00 to $12.00 per share for an aggregate of 18,000 shares.  Each of the three employees exercised the options on the same day they were granted by each issuing a promissory notes to the Company in the aggregate amount of $198,000.  The promissory notes mature in 12 months from their issuance date and the Company is entitled to 4% interest per annum.

On July 9, 2015, the Board of Directors approved an amendment to the stock-based compensation plan entitled The 2015 Benefit Plan of Green Endeavors Inc. (the “2015 Plan”) wherein common stock options are granted to employees of the Company. A total of 50,000 additional shares of the Company’s common stock (par value $0.0001) are authorized to be issued or granted to employees under the Amendment to the 2015 Plan.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On July 9, 2015 the Board of Directors approved a grant of 6,750 shares pursuant to the S-8 Registration Statement and 2015 Benefit Plan of Green Endeavors Inc. The shares were issued based on an option price of $3.00 per share. The employee exercised the options on the same day they were granted by issuing a promissory note to the Company that will appear on the balance sheet as a subscription receivable. The promissory note matures 12 months from its issuance date and the Company is entitled to 4% interest per annum.  On March 7, 2017 the Company entered into a note extension agreement with the holder of a promissory note related to a stock subscription.  The due date was extended to June 30, 2017 and any interest owing was waived.

Note 14 – Options and Warrants

For the periods ended December 31, 2016 and 2015 Green did not have any options or warrants outstanding.

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

Effective October 16, 2015, Sack Lunch Productions, Inc. (Green’s parent corporation “SAKL”) closed a Credit Agreement (the “Credit Agreement”) with SAKL, as borrower, and the Company’s subsidiaries as joint and several guarantors and TCA Global Credit Master Fund, LP, (“TCA”).  Pursuant to the Credit Agreement, TCA loaned SAKL an initial amount of $1,800,000. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Convertible Promissory Note (the “Note”) and the repayment of the Note is secured by a first position security interest in substantially all of SAKL’s assets in favor of TCA, as evidenced by a Security Agreement by and between SAKL and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets, including Green Endeavors, in favor of TCA. The Note is due and payable, along with interest thereon, fifteen months following the effective date of the Note, and bears interest at the rate of 12% per annum.  On November 23, 2016 TCA gave SAKL a Notice of Default that SAKL is in default for 3 months payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Failure to cure the default may lead to further collection efforts by TCA.  Discussions to resolve the default are ongoing.

While the outcome of disputes and litigation matters cannot be predicted with any certainty, management does not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

At the current time there are no additional material pending legal proceedings to which Green or its subsidiaries are parties.

Note 16 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda. Aveda product purchases for the years ended December 31, 2016 and 2015 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations

100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 17 – Going Concern

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplate the continuation of Green as a going concern. However, as of and for the year ended December 31, 2016, Green had negative working capital of $907,871 and an accumulated deficit of $4,385,323, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Green Endeavors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 18 – Subsequent Events

On January 24, 2017 the Board of Directors approved Employment Agreements with Richard Surber and Logan C. Fast, the term of employment to start January 1, 2017 and ending on December 31, 2021.  Mr. Surber is to serve as the President of Green and his compensation will be $150,000 per year and Mr. Fast is to serve as the Vice President of Green and his compensation will be $60,000 per year.

Item 6. Exhibits

(a) The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
4(iv)	Entry into a Material Definitive Contract.	8-K	000-54018	4(iv)	10/21/2015

10(i)	Securities to be offered to employee benefit plans pursuant to The 2015 Benefit Plan of the Company, January 21, 2015.	S-8	1/26/2015
Subsequent Events for 2016-Material Contracts
10(i)	Employment Agreement with Richard Surber, January 1, 2017			X
10(ii)	Employment Agreement with Logan C. Fast, January 1, 2017			X
31.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.			X
31.020	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.			X
32.010	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.020	Certification of the Registrant’s Chief Financial Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN ENDEAVORS, INC.

(Registrant)

DATE:March 31, 2017By: /s/ Richard D. Surber

Richard D. Surber

President, Chief Executive Officer and Director

DATE:March 31, 2017              By: /s/ Richard D. Surber

Richard D. Surber

Chief Financial Officer