Form 10-Q
period 2017-03-31
Green Endeavors, Inc.
filed 2017-05-22
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On May 22, 2017, approximately 5,127,408 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 167,280	$ 347,284
Accounts receivable, net	12,906	15,397
Inventory, net	143,179	152,790
Prepaid expenses	29,167	124,167
Notes receivable, related party	229,229	248,778
Total current assets	581,761	888,416

Property, plant, and equipment, net of accumulated depreciation of $999,257 and $969,934, respectively	242,654	269,831
Other assets	21,405	21,405
Total Assets	$ 845,820	$ 1,179,652

LiabilitiesandStockholders’Deficit
Current Liabilities:
Accounts payable and accrued expenses	$ 329,081	$ 363,075
Deferred revenue	75,464	86,223
Deferred rent	70,982	74,636
Due to related parties	653,266	632,802
Derivative liability	78,132	108,297
Current portion of notes payable, net of discount of $14,489 and $20,291, respectively	305,954	434,695
Current portion of notes payable, related party	61,559	61,559
Convertible notes payable, net of debt discount of $0 and $0, respectively	35,000	35,000
Total current liabilities	1,609,438	1,796,287
Long-Term Liabilities:
Notes payable	46,741	50,397
Total long-term liabilities	46,741	50,397
Total Liabilities	1,656,179	1,846,684
Commitments and contingent liabilities	-	-
Stockholders’ Deficit:
Convertible super-voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 956,447 and 956,447 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	956	956
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at March 31, 2017, and December 31, 2016	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 5,127,408 shares issued and outstanding at March 31, 2017, and December 31, 2016.	511	511
Subscription receivable	(38,400)	(38,400)
Additional paid-in capital	3,745,224	3,745,224
Accumulated deficit	(4,528,650)	(4,385,323)
Total stockholders’ deficit	(810,359)	(667,032)
Total Liabilities and Stockholders’ Deficit	$ 845,820	$ 1,179,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2017	2016
Revenue:
Services, net of discounts	$ 671,390	$ 600,254
Product, net of discounts	173,133	191,254
Total revenue	844,523	791,508

Costs and expenses:
Cost of services	379,733	324,426
Cost of product	105,890	122,321
Depreciation	29,323	27,035
General and administrative	494,553	322,401
Total costs and expenses	1,009,499	796,183
Loss from operations	(164,976)	(4,675)

Other income (expenses):
Interest income	2,856	882
Interest expense	(18,020)	(53,686)
Interest income, related parties (net)	6,636	(39,145)
Gain on derivative fair value adjustment	30,165	22,265
Loss on stock subscription receivable	-	(33,380)
Other income	12	-
Total other income (expenses)	21,649	(103,064)
Loss before income taxes	(143,327)	(107,739)
Provision for income taxes	-	-
Net loss	$ (143,327)	$ (107,739)

Loss per common share–basic and diluted
Basic and diluted loss per common share	$ (0.03)	$ (0.16)
Weighted-average common shares outstanding	5,127,408	687,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (143,327)	$ (107,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,323	27,035
Amortization of debt issuance costs	6,119	45,922
Loss on subscription receivable	-	33,380
(Gain) Loss on derivative liability fair value adjustment	(30,165)	(22,265)
Changes in operating assets and liabilities:
Accounts receivable	2,491	4,361
Inventory	9,611	(9,656)
Prepaid expenses	95,000	-
Notes receivable	(7,113)	(18,696)
Accounts payable and accrued expenses	(33,994)	(78,416)
Due to (from) related parties	20,464	20,170
Deferred rent	(3,654)	(2,159)
Deferred revenue	(10,759)	(7,880)
Net cash used in operating activities	(66,004)	(115,943)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,145)	(15,839)
Payments on related party note receivable	-	(310,000)
Proceeds from related party note receivable	26,662	64,000
Net cash provided by (used in) investing activities	24,517	(261,839)

Cash Flows from Financing Activities:
Payments made on notes payable	(138,517)	(51,432)
Payments made on convertible debt	-	(30,050)
Payments made on related party notes payable	-	(1,906)
Payments made on capital lease obligations	-	(2,731)
Proceeds from issuance of notes payable	-	462,000
Net cash provided by (used in) financing activities	(138,517)	375,881

Change in cash	(180,004)	(1,901)
Cash at beginning of period	347,284	150,459
Cash at end of period	$ 167,280	$ 148,558
Supplemental cash flow information:
Cash paid during the period for:
Interest	$ 76,517	$ 8,343
Non-cash investing and financing activities:
Conversion of debt to common stock	$ -	$ 74,244
Deferred finance costs	$ -	$ 3,720

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

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2017.

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

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of March 31, 2017 and December 31, 2016, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.  Management has determined that no reserve is required at March 31, 2017.

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Leasehold improvements	Shorter of the lease term or the estimated useful life
Computer equipment and related software	3years
Furniture and fixtures	3-10years
Equipment	3-10years
Vehicle	7years
Signage	10years

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets as of March 31, 2017 and December 31, 2016.

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

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

only when the service is performed or the product is delivered. As of March 31, 2017 and December 31, 2016, deferred revenue was $75,464 and $86,223, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the three month period ended March 31, 2017 and 2016, advertising costs amounted to $27,668 and $23,415, respectively.

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

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of March 31, 2017 and December 31, 2016, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the three months ended March 31, 2017, there were 1,024,361,144 potential common shares not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of March 31, 2017 and December 31, 2016, inventory amounted to $143,179 and $152,790, respectively.

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Property, Plant, and Equipment

The following is a summary of Green’s property, plant, and equipment by major category as of March 31, 2017:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$ 46,547	$ 38,244	$ 8,302
Leasehold improvements	732,690	545,127	187,563
Furniture and fixtures	27,201	25,897	1,303
Equipment	362,126	324,980	37,146
Vehicle	48,193	48,193	-
Signage	25,154	16,815	8,339
	$ 1,241,911	$ 999,257	$ 242,654

The following is a summary of Green’s property, plant, and equipment by major category as of December 31, 2016:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$ 44,401	$ 36,333	$ 8,068
Leasehold improvements	732,690	530,039	202,651
Furniture and fixtures	27,201	25,650	1,551
Equipment	362,126	315,227	46,899
Vehicle	48,193	46,472	1,721
Signage	25,154	16,213	8,941
	$ 1,239,765	$ 969,934	$ 269,831

As of March 31, 2017 and 2016, Green recorded depreciation expense of $29,323 and $27,035, respectively.

Note 5 – Fair Value Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	March 31,	markets	inputs	inputs
Description	2017	(Level)	(Level 2)	(Level)
Derivative liability (1)	$78,132	$ -	$78,132	$ -

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2016	(Level)	(Level 2)	(Level)
Derivative liability (1)	$108,297	$ -	$108,297	$ -

(1) Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using a multinomial lattice model (see Note 6 - Derivative liability)

Note 6 – Derivative Liability

As of March 31, 2017, the Company had a $78,132 derivative liability balance on the balance sheet, and for the three months ended March 31, 2017, the Company recorded a $30,165 net gain from derivative liability activity. The derivative liability activity comes from convertible notes payable as follows:

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Eastshore Enterprises, Inc.

The Company has a convertible note that could be considered a derivative or contain embedded features subject to derivative accounting. The Note converts into shares of the Company's common stock (the "Common Stock") using a calculation of lowest prices over a period of time and some at a discount of 54% of the lowest of the daily price of the Company's common stock during the ten days immediately prior to the conversion date. The note also contains a ratchet provision. Because the terms do not dictate a maximum numbers of convertible shares, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability Under ASC 815-40. The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debenture using a multinomial lattice model as of March 31, 2017. As of March 31, 2017, the fair market value of the derivatives aggregated $78,132, and recorded a gain on market to market of $30,165, using the following assumptions: estimated 0.50 -year term, estimated volatility of 368.81%, and a discount rate of 0.91%. The note matured on August 17, 2014.

Note 7 – Related Party Transactions

As of March 31, 2017 and December 31, 2016, amounts due from related parties were $229,229 and $248,778, respectively.  The balances represent notes and interest receivable from SAKL, the parent, and Color Me Rad Productions, Inc., an SAKL subsidiary.

As of March 31, 2017 and December 31, 2016, amounts due to related parties were $714,825 and $694,361, respectively.  The balances, represent advances from SAKL and SAKL subsidiaries, and certain notes payable to SAKL, Richard Surber and a company affiliated with Richard Surber. These notes have maturity dates from April 2015 to November 2017.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of approximately $6,000. Subsequent to March 31, 2017, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 8 –Debt

During the three month period ending March 31, 2017, the Company has not entered into any new loan agreements.

Note 9 – Stockholders’ Deficit

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of March 31, 2017, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three month period ended March 31, 2017, there were no issuances or conversions of Convertible Super voting Preferred shares.

As of both March 31, 2017 and December 31, 2016, Green had 10,000,000 shares of Convertible Super voting Preferred stock issued and outstanding.

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

As of March 31, 2017 and December 31, 2016, Green had 956,447 shares of Series B issued and outstanding.

Common Stock

Green is authorized to issue 2,000,000,000 shares of common stock (par value $0.0001 per share).

As of March 31, 2017 and December 31, 2016, Green had 5,127,408 shares of common stock issued and outstanding.

Note 10 – Stock-Based Compensation

No stock compensation was awarded during the three months ended March 31, 2017.

Note 11 – Litigation

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

There are no material changes and no new matters of litigation during the three months ended March 31, 2017.

Note 12 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the three months ended March 31, 2017 and March 31, 2016 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations

100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 13 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the three months ended March 31, 2017, Green had negative working capital of $1,027,677 and a net loss of $143,327, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan.

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 14 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report. There were no material events subsequent to the quarter ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

As of March 31, 2017, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the three months ended March 31, 2017 and 2016.

For the three months ended March 31, 2017, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the three month periods ended March 31, 2017 and 2016, we had net revenue of $844,523 and $791,508, respectively.

Three months ended March 31, 2017 and 2016

The following table shows the change in service revenue by salon for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 514,508	$ 446,682	$ 67,826	15.18
Marmalade	150,519	151,772	(1,253)	(0.83)
City Creek	6,363	1,800	4,563	253.50
	$ 671,390	$ 600,254	$ 71,136	11.85

As can be seen from the above table our three locations experienced an increase of 11.85% in service revenues for the three month period ending March 31, 2017 over the comparable period of service sales for 2016. This increase is mostly resulting from an increase in staff that are now producing at sustainable levels.

The following table shows the change in product revenue by salon for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 93,231	$ 110,345	$ (17,114)	(15.51)
Marmalade	26,794	36,795	(10,001)	(27.18)
City Creek	53,108	44,114	8,994	20.39
	$ 173,133	$ 191,254	$ (18,121)	(9.47)

As can be seen from the above table our three locations experienced a decrease of 9.47% in product revenues for the three month period ended March 31, 2017 over the comparable period of product sales for 2016. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Costs of Revenue

Three months ended March 31, 2017 and 2016

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Revenue Type	2017	2016
Service	56.6%	54.0%
Product	61.2%	64.0%

The above table shows the cost of services revenue as a percentage of service revenue increasing by 2.6% for the three month period ended March 31, 2017 over the comparable period for 2016. This increase in service cost is primary due to the Company having more new employees who have become senior stylists and are earning a higher commission rate. The 2.8% decrease in product costs as a percentage of product sales for the same comparable periods is primarily due to normal fluctuations in the purchase price of product.

Operating Expenses

Three months ended March 31, 2017 and 2016

The following table shows general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Salaries and wages	$ 152,698	$ 132,606
Rent	44,603	45,000
Advertising	27,668	23,415
Credit card merchant fees	14,277	1,921
Insurance	14,940	20,654
Utilities and telephone	14,699	14,196
Professional services	65,712	24,636
Repairs and maintenance	9,281	8,658
Dues and subscriptions	9,667	7,668
Office expense	41,208	29,517
Travel	4,819	1,871
Investor relations and company promotion	87,784	2,264
Other	7,197	9,995
Total general and administrative expenses	$ 494,553	$ 322,401

The above table shows an increase of $172,152 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of professional services and investor relations and company promotion for an aggregate increase of $126,596 in the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016.  Salaries and wages increased due to new management employment contracts.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and increased due to the timing of strategic decisions.

Depreciation expense for the three months ended March 31, 2017, was $29,323 compared to $27,035 for the comparable three months ended March 31, 2016. The increase of $2,288 is primarily due to certain fixed assets being added during the previous year.

Other Income (Expense)

Three months ended March 31, 2017 and 2016

Other income (expense) for the three months ended March 31, 2017 was $21,649 compared to ($103,064) for the three months ended March 31, 2016, an increase of $124,713. The increase is primarily attributable to a decrease in interest expense, and a reduction of the loss on stock subscription receivable of $33,380.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of March 31, 2017, our principal source of liquidity consisted of $167,280 of cash, compared to $347,284 as of December 31, 2016. Our primary sources of cash during the three month period ended March 31, 2017 were customer payments for salon services and products. Our primary uses of cash were for payments relating to salaries, rent, general operating expenses and payments on notes payable.

Working Capital

We had a working capital deficit of $1,027,677 as of March 31, 2017. Our current assets were $581,761, which consisted of $167,280 in cash, $12,906 in accounts receivable, $143,179 in inventory, $29,167 in prepaid expenses and $229,229 in notes receivable. Our total assets were $845,820, which included $242,654 in property and equipment (net), and $21,405 in other assets. Our current liabilities were $1,609,438, including $329,081 in accounts payable and accrued expenses, $653,266 due to related parties, $402,513 in the current portion of convertible notes, and notes payable; $146,446 in deferred revenue and rents, and a $78,132 derivative liability. Our long-term liabilities were $46,741 consisting of notes payable. Our total stockholders’ deficit at March 31, 2017 was $810,359.

Working capital decreased by $119,806 as of March 31, 2017, compared to December 31, 2016 primarily due to the decrease in cash.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash used in operating activities for the three month period ended March 31, 2017 was $66,004 compared to $115,943 used in operating activities for the same period in 2016.

Cash Flows from Investing Activities

Cash flow from investing activities for the three months ended March 31, 2017 was $24,517 compared to $(261,839) for the three months ended March 31, 2016, a $286,356 difference. The change was due primarily to payment made to related party note receivable.

Cash Flows from Financing Activities

Cash flow from financing activities for the three months ended March 31, 2017 was ($138,517) compared to $375,881 provided by financing activities for the three months ended March 31, 2016, a change of $514,398. The decrease is attributable to the issuance of notes payable in prior periods.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,027,677 as of March 31, 2017. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

We do not intend to pay cash dividends in the foreseeable future.

We expect to purchase property or equipment as part of our normal ongoing operations.

Going Concern

Our audit opinion for the year ended December 31, 2016 expressed substantial doubt as to our ability to continue as a going concern as a result of recurring losses and negative working capital. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address our ability to continue as a going concern include raising additional funds to finance the operating and capital requirements through a combination of equity and debt financings. While we are making our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

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

Based on evaluation as of March 31, 2017, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

No material change in any legal matter, as reported in the Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, occurred during the three months ended March 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2017.

Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.  There were no material events subsequent to the end of the quarter ending March 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

Item 6. Exhibits

(a) The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Provided Herewith

3(i)	Amended and Restated Certificate of Incorporation	10-12G/A	000-54018	3(i)	8/23/2010
3(ii)	Bylaws	10-12G/A	000-54018	3(ii)	8/23/2010
3(iii)	Plan of Merger	8-K	000-54018	3(iii)	8/26/2010
3(iv)	Plan of Merger and Share Exchange	8-K	000-54018	3(iv)	8/31/2010
3(v)	Utah Articles of Incorporation	8-K	000-54018	3(v)	8/31/2010
4(i)	Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(i)	8/23/2010
4(ii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to DHI dated April 30, 2008.	10-12G/A	000-54018	4(ii)	8/23/2010
4(iii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated January 15, 2010.	10-12G/A	000-54018	4(iii)	8/23/2010
4(iv)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC. dated January 15, 2010.	10-12G/A	000-54018	4(iv)	8/23/2010
4(v)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates, Inc. dated March 16, 2010.	10-12G/A	000-54018	4(v)	8/23/2010
4(vi)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Akron Associates dated May 11, 2010.	10-12G/A	000-54018	4(vi)	8/23/2010
4(vii)	8% Series A Senior Subordinated Convertible Redeemable Debenture issued to Desert Vista Capital, LLC dated May 11, 2010.	10-12G/A	000-54018	4(vii)	8/23/2010
4(viii)	Amended Certificate of Designation for Series B Preferred Stock.	10-12G/A	000-54018	4(viii)	9/22/2010
10(i)	Employment Agreement with Richard Surber, January 1, 2017	10K	000-54018	10(i)	04/05/2017
10(ii)	Employment Agreement with Logan C. Fast, January 1, 2017	10K	000-54018	10(ii)	04/05/2017
31.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Richard D. Surber, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 GREEN ENDEAVORS, INC.

 (Registrant)

DATE: May 22, 2017 By: /s/ Richard D. Surber

 Richard D. Surber

 President, Chief Executive Officer, Chief Financial Officer, and Director