Form 10-Q
period 2017-06-30
Green Endeavors, Inc.
filed 2017-08-14
CIK 1487997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
On August 14, 2017, approximately 5,127,408 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash	$188,347	$347,284
Accounts receivable, net	12,313	15,397
Inventory, net	126,323	152,790
Prepaid expenses	-	124,167
Notes receivable, related party	227,487	248,778
Total current assets	554,470	888,416

Property, plant, and equipment, net of accumulated depreciation of $1,024,224 and $969,934, respectively	217,687	269,831
Other assets	21,405	21,405
Total Assets	$793,562	$1,179,652

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$377,337	$363,075
Deferred revenue	71,096	86,223
Deferred rent	70,953	74,636
Due to related parties	689,869	632,802
Derivative liability	64,590	108,297
Current portion of notes payable, net of discount of $10,739 and $20,291, respectively	174,048	434,695
Current portion of notes payable, related party	61,559	61,559
Convertible note payable	35,000	35,000
Total current liabilities	1,544,452	1,796,287
Long-Term Liabilities:
Notes payable	42,992	50,397
Total long-term liabilities	42,992	50,397
Total Liabilities	1,587,444	1,846,684
Commitments and contingent liabilities	-	-
Stockholders’ Deficit:
Convertible super-voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 934,947 and 956,447 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	935	956
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at June 30, 2017, and December 31, 2016	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 5,127,408 shares issued and outstanding at June 30, 2017, and December 31, 2016.	511	511
Subscription receivable	(38,400)	(38,400)
Additional paid-in capital	3,745,245	3,745,224
Accumulated deficit	(4,512,173)	(4,385,323)
Total stockholders’ deficit	(793,882)	(667,032)
Total Liabilities and Stockholders’ Deficit	$793,562	$1,179,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Services, net of discounts	$690,345	$671,529	$1,361,735	$1,271,783
Product, net of discounts	192,781	193,218	365,914	384,472
Total revenue	883,126	864,747	1,727,649	1,656,255

Costs and expenses:
Cost of services	382,463	426,656	762,196	751,082
Cost of product	104,280	90,575	210,170	212,896
Depreciation	24,969	26,735	54,292	53,770
General and administrative	359,287	326,077	853,840	648,478
Total costs and expenses	870,999	870,043	1,880,498	1,666,226
Income (Loss) from operations	12,127	(5,296)	(152,849)	(9,971)

Other income (expenses):
Interest income	359	16,761	3,215	17,643
Interest expense	(16,139)	(30,129)	(34,159)	(83,815)
Interest income, related parties (net)	6,586	(47,730)	13,222	(86,875)
Gain on derivative fair value adjustment	13,542	45,510	43,707	67,775
Loss on stock subscription receivable	-	(6,459)	-	(39,839)
Other income	-	12,265	12	12,265
Total other income (expenses)	4,348	(9,782)	25,997	(112,846)
Income (loss) before income taxes	16,475	(15,078)	(126,852)	(122,817)
Provision for income taxes	-	-	-	-
Net income (loss)	$16,475	$(15,078)	$(126,852)	$(122,817)

Net income (loss) per share
Basic	$0.00	$(0.02)	$(0.02)	$(0.16)
Diluted	$0.00	$(0.02)	$(0.02)	$(0.16)
Weighted-average common shares outstanding
Basic	5,127,408	853,441	5,127,408	769,279
Diluted	1,022,023,238	853,441	5,127,408	769,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(126,852)	$(122,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	54,292	53,770
Amortization of debt issuance costs	12,370	53,733
Loss on stock subscription receivable	-	39,839
Gain on derivative liability fair value adjustment	(43,707)	(67,775)
Changes in operating assets and liabilities:
Accounts receivable	3,084	6,990
Inventory	26,467	(27,758)
Prepaid expenses	124,167	-
Other assets	(16,702)	-
Accounts payable and accrued expenses	14,261	(100,077)
Due to (from) related parties	57,067	105,946
Deferred rent	(3,683)	(5,159)
Deferred revenue	(15,127)	(17,164)
Net cash provided by (used in) operating activities	85,637	(80,472)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,145)	(23,527)
Payments on related party note receivable	-	(310,000)
Proceeds from related party note receivable	37,993	159,581
Net cash provided by (used in) investing activities	35,848	(173,946)

Cash Flows from Financing Activities:
Payments made on notes payable	(280,422)	(180,733)
Payments made on convertible debt	-	(30,050)
Payments made on related party notes payable	-	(4,707)
Payments made on capital lease obligations	-	(10,038)
Proceeds from issuance of notes payable	-	462,000
Net cash provided by (used in) financing activities	(280,422)	236,472

Decrease in cash	(158,937)	(17,946)
Cash at beginning of period	347,284	150,459
Cash at end of period	$188,347	$132,513
Supplemental cash flow information:
Cash paid during the period for:
Income Taxes	$-	$-
Interest	$76,517	$27,963
Non-cash investing and financing activities:
Conversion of debt to common stock	$-	$74,244
Return and cancellation of Preferred B shares	$21	$-

The accompanying notes are an integral part of these condensed consolidated financial Statements.

Note 1 – Basis of Financial Statement Presentation

Basis of Presentation

The consolidated financial statements include the accounts of Green and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green.

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2017.

Note 2 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of June 30, 2017 and December 31, 2016, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.  Management has determined that no reserve is required at June 30, 2017.

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Leasehold improvements	Shorter of the lease term or the estimated useful life
Computer equipment and related software	3 years
Furniture and fixtures	3-10 years
Equipment	3-10 years
Vehicle	7 years
Signage	10 years

The following is a summary of Green’s property, plant, and equipment by major category as of June 30, 2017:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$ 46,547	$ 40,117	$ 6,430
Leasehold improvements	732,690	560,215	172,476
Furniture and fixtures	27,201	26,145	1,056
Equipment	362,126	332,137	29,989
Vehicle	48,193	48,193	-
Signage	25,154	17,418	7,736
	$ 1,241,911	$ 1,024,224	$ 217,687

The following is a summary of Green’s property, plant, and equipment by major category as of December 31, 2016:

	Cost	Accumulated Depreciation	Net
Computer equipment and related software	$ 44,401	$ 36,333	$ 8,068
Leasehold improvements	732,690	530,039	202,651
Furniture and fixtures	27,201	25,650	1,551
Equipment	362,126	315,227	46,899
Vehicle	48,193	46,472	1,721
Signage	25,154	16,213	8,941
	$ 1,239,765	$ 969,934	$ 269,831

As of June 30, 2017 and 2016, Green recorded depreciation expense of $54,292 and $53,770, respectively.

Derivative Liability

The Company has convertible notes that could be considered derivatives or contain embedded features subject to derivative accounting.   We have estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model.

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

Basic and Diluted Income (Loss) Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the six months ended June 30, 2017, there were 1,016,895,830 potential common shares not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. The three month period ended June 30, 2017 included these potentially dilutive shares as there was a net gain for that time period.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of June 30, 2017 and December 31, 2016, deferred revenue was $71,096 and $86,223, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the six month period ended June 30, 2017 and 2016, advertising costs amounted to $49,886 and $47,278, respectively.

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, SAKL, and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of June 30, 2017 and December 31, 2016, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the six months ended June 30, 2017, Green had negative working capital of $989,982 and a net loss of $126,852, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 4 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of June 30, 2017 and December 31, 2016, inventory amounted to $126,323 and $152,790, respectively.

Note 5 – Derivative Liability

The Company has convertible notes that could be considered derivatives or contain embedded features subject to derivative accounting.   We have estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model.  As of June 30, 2017 and December 31, 2016, the Company has a $64,590 and $108,297 derivative liability respectively, related to convertible notes payable.  For the six months ended June 30, 2017 and 2016 the Company recorded gains of $43,707 and $67,775 from derivative liability fair value adjustments, respectively.

Note 6 – Fair Value Measurement

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	June 30,	markets	inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$64,590	$ -	$64,590	$ -

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$108,297	$ -	$108,297	$ -

(1)Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using a multinomial lattice model (see Note 5 - Derivative liability)

Note 7 – Related Party Transactions

As of June 30, 2017 and December 31, 2016, amounts due from related parties were $227,487 and $248,778, respectively.  The balances represent notes and interest receivable from SAKL, the parent, and Color Me Rad Productions, Inc., an SAKL subsidiary. The SAKL note accrues interest at 18% per annum and matured on April 30, 2017. The Color Me Rad note was paid in full in April 2017.

As of June 30, 2017 and December 31, 2016, amounts due to related parties were $751,428 and $694,361, respectively.  The balances, represent advances from SAKL and SAKL subsidiaries, and certain notes payable to SAKL, Richard Surber and a company affiliated with Richard Surber. These notes have maturity dates from April 2015 to November 2017.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of approximately $5,000. Subsequent to June 30, 2017, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Note 8 – Equity

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of June 30, 2017, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

As of June 30, 2017 and December 31, 2016, Green had 10,000,000 shares of Convertible Super voting Preferred stock issued and outstanding.

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

As of June 30, 2017 and December 31, 2016, Green had 934,947 and 956,447 shares of Series B issued and outstanding respectively. During the six months ended June 30, 2017 the company received and cancelled 21,500 shares of Series B Preferred Stock.

Common Stock

Green is authorized to issue 2,000,000,000 shares of common stock (par value $0.0001 per share).

As of June 30, 2017 and December 31, 2016, Green had 5,127,408 shares of common stock issued and outstanding.

Note 9 – Litigation

TCA Global Credit Master Fund, L.P. vs Sack Lunch Productions, Green Endeavors, Inc., Landis Salons, Inc., Landis Salons II, Inc., Diversified Managements Services, Inc., Wasatch Capital Corporation, Downtown Development Corporation, WG Productions Company, Landis Experience Center, LLC, Redline Entertainment, Inc., Springbok Holdings, LLC, Color Me Rad, LLC, The Dirty Dash, LLC, Springbok Franchising LLC, and Springbok Management, LLC, Case CACE-17-011661 Division 12, in the Circuit Court of the 17th Judicial Circuit In and For Broward County, Florida. The suit seeks recovery for payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Defendants have not yet filed responses to the complaint and discussions to resolve the matter are ongoing.

Note 10 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the six months ended June 30, 2017 and 2016 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations

100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 11 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.

On July 27, 2017, the Company entered into a loan agreement with a bank in the amount of $378,000. The note is a merchant account financing arrangement wherein Landis Salons INC. repays the loan at the rate of 75% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 6% ($22,680) of the $378,000 loan amount. These financing costs are being amortized monthly to interest expense during the one year term of the loan. The total amount due at the inception date is $400,680.

On July 28, 2017 Landis Salon, Inc. entered into a Promissory Note agreement with The Lantern Fest Productions, Inc., to loan $165,000 with an interest rate of 20%. This sum is to be repaid in weekly payments of $4,328.16.

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

As of June 30, 2017, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Use of Estimates

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the three and six months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the six month periods ended June 30, 2017 and 2016, we had net revenue of $1,727,649 and $1,656,255, respectively.

Three months ended June 30, 2017 and 2016

The following table shows the change in service revenue by salon for the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 524,979	$ 484,508	$ 40,471	8.35
Marmalade	161,030	181,066	(20,036)	(11.07)
City Creek	4,336	5,955	(1,619)	(27.19)
	$ 690,345	$ 671,529	$ 18,816	2.80

As can be seen from the above table our three locations experienced an increase of 2.80% in service revenues for the three month period ending June 30, 2017 over the comparable period of service sales for 2016. Several of the stylists that were servicing their clients at the Marmalade location have begun to service several of their clients at the Liberty heights location, this has resulted in the decrease and increase of revenues at those locations respectively when compared with the same time period in for 2016.

The following table shows the change in product revenue by salon for the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 104,168	$ 107,445	$ (3,277)	(3.05)
Marmalade	37,637	36,754	883	2.40
City Creek	50,976	49,019	1,957	3.99
	$ 192,781	$ 193,218	$ (437)	(0.23)

As can be seen from the above table our three locations experienced a decrease of 0.23% in product revenues for the three month period ended June 30, 2017 over the comparable period of product sales for 2016. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Six months ended June 30, 2017 and 2016

The following table shows the change in service revenue by salon for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 1,039,487	$ 931,190	$ 108,297	11.63
Marmalade	311,549	332,838	(21,289)	(6.40)
City Creek	10,699	7,755	2,944	37.96
	$ 1,361,735	$ 1,271,783	$ 89,952	7.07

As can be seen from the above table our three locations experienced an increase of 7.07% in service revenues for the six month period ending June 30, 2017 over the comparable period of service sales for 2016. Several of the stylists that were servicing their clients at the Marmalade location have begun to service several of their clients at the Liberty heights location. This has resulted in the decrease and increase of revenues at those locations respectively when compared with the same time period in for 2016. This movement by our stylists has enabled them to retain more clients and increase sales for the six months ended June 30, 2017 as compared to the same period in 2016.

The following table shows the change in product revenue by salon for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 197,399	$ 217,790	$ (20,391)	(9.36)
Marmalade	64,431	73,549	(9,118)	(12.40)
City Creek	104,084	93,133	10,951	11.76
	$ 365,914	$ 384,472	$ (18,558)	(4.83)

As can be seen from the above table our three locations experienced a decrease of 4.83% in product revenues for the three month period ended June 30, 2017 over the comparable period of product sales for 2016. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Costs of Revenue

Three months ended June 30, 2017 and 2016

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Revenue Type	2017	2016
Service	55.4%	63.5%
Product	54.1%	46.9%

The above table shows the cost of services revenue as a percentage of service revenue decreasing by 8.1% for the three month period ended June 30, 2017 over the comparable period for 2016. This decrease in service cost is primary due to our stylists becoming more effective sales people and providing higher revenue services for their clients. The 7.2% increase in product costs as a percentage of product sales for the same comparable periods is primarily due to normal fluctuations in the purchase price of product.

Six months ended June 30, 2017 and 2016

The following table shows cost of revenue by type as a percentage of related revenue for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
Revenue Type	2017	2016
Service	56.0%	59.1%
Product	57.4%	55.4%

The above table shows the cost of services revenue as a percentage of service revenue decreasing by 3.1% for the six month period ended June 30, 2017 over the comparable period for 2016. The 2% increase in product costs as a percentage of product sales for the same comparable periods is primarily due to normal fluctuations in the purchase price of product.

Operating Expenses

Three months ended June 30, 2017 and 2016

The following table shows general and administrative expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Salaries and wages	$ 145,474	$ 111,029	$ 34,445	31
Rent	46,299	43,488	2,811	6
Advertising	22,218	23,863	(1,645)	(7)
Credit card merchant fees	13,805	1,319	12,486	947
Insurance	3,018	21,113	(18,095)	(86)
Utilities and telephone	13,131	13,224	(93)	(1)
Professional services	9,502	22,359	(12,857)	(58)
Repairs and maintenance	12,838	13,647	(809)	(6)
Dues and subscriptions	9,053	7,477	1,576	21
Office expense	32,076	47,586	(15,510)	(33)
Travel	5,323	4,556	767	17
Investor relations and company promotion	30,233	1,395	28,838	2,067
Other	16,317	15,021	1,296	9
Total general and administrative expenses	$ 359,287	$ 326,077	$ 33,210	10

The above table shows an increase of $33,210 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages and investor relations and company promotion for an aggregate increase of $63,283 in the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016.  Salaries and wages increased due to new management employment contracts.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and increased due to the timing of strategic decisions.

Depreciation expense for the three months ended June 30, 2017, was $24,969 compared to $26,735 for the comparable three months in 2016. The decrease of $1,766 is primarily due to certain fixed assets becoming fully depreciated after reaching the end of their estimated useful lives.

Six months ended June 30, 2017 and 2016

The following table shows general and administrative expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change	%
Salaries and wages	$ 298,172	$ 243,635	$ 54,537	22
Rent	90,902	88,488	2,414	3
Advertising	49,886	47,278	2,608	6
Credit card merchant fees	28,082	3,240	24,842	767
Insurance	17,958	41,767	(23,809)	(57)
Utilities and telephone	27,830	27,420	410	1
Professional services	75,214	46,995	28,219	60
Repairs and maintenance	22,119	22,305	(186)	(1)
Dues and subscriptions	18,720	15,145	3,575	24
Office expense	73,284	77,103	(3,819)	(5)
Travel	10,142	6,427	3,715	58
Investor relations and company promotion	118,017	3,659	114,358	3,125
Other	23,514	25,016	(1,502)	(6)
Total general and administrative expenses	$ 853,840	$ 648,478	$ 205,362	32

The above table shows an increase of $205,362 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages, professional services and investor relations and company promotion for an aggregate increase of $197,114 in the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016.  Salaries and wages increased due to new management employment contracts.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and increased due to the timing of strategic decisions. Insurance expense decreased due to a decrease in health insurance costs in 2017.

Depreciation expense for the six months ended June 30, 2017, was $54,292 compared to $53,770 for the comparable six months ended June 30, 2016. The increase of $522 is primarily due to adding certain fixed assets that will be depreciated over their estimated useful lives.

Other Income (Expense)

Three months ended June 30, 2017 and 2016

Other income (expense) for the three months ended June 30, 2017 was $4,348 compared to ($9,782) for the three months ended June 30, 2016, an increase of $14,130. The increase is primarily attributable to a decrease in interest expense, and a reduction of the loss on stock subscription receivable, also the decrease in the gain on derivative fair value adjustment.

Six months ended June 30, 2017 and 2016

Other income (expense) for the three months ended June 30, 2017 was $25,997 compared to ($112,846) for the six months ended June 30, 2016, an increase of $138,843. The increase is primarily attributable to a decrease in interest expense, and a reduction of the loss on stock subscription receivable and the change in the fair value adjustment of derivative.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of June 30, 2017, our principal source of liquidity consisted of $188,347 of cash, compared to $347,284 as of December 31, 2016. Our primary sources of cash during the three month period ended June 30, 2017 were customer payments for salon services and products. Our primary uses of cash were for payments relating to salaries, rent, general operating expenses and payments on notes payable.

Working Capital

We had a working capital deficit of $989,982 as of June 30, 2017. Our current assets were $554,470, which consisted of $188,347 in cash, $12,313 in accounts receivable, $126,323 in inventory, and $227,487 in notes receivable, related party. Our total assets were $793,562, which included $217,687 in property and equipment (net), and $21,405 in other assets. Our current liabilities were $1,544,452, including $377,337 in accounts payable and accrued expenses, $689,869 due to related parties, $270,607 in the current portion of convertible notes, and notes payable; $142,049 in deferred revenue and rents, and a $64,590 derivative liability. Our long-term liabilities were $42,992 consisting of notes payable. Our total stockholders’ deficit at June 30, 2017 was $793,882.

Working capital decreased by $82,111 as of June 30, 2017, compared to December 31, 2016 primarily due to the decrease in cash.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash provided by (used in) operating activities for the six month period ended June 30, 2017 was $85,637 compared to ($80,472) used in operating activities for the same period in 2016. This change was primarily due to a decrease in prepaid expenses, inventories, and amounts due to related parties, offset by the change in value of the derivative liability.

Cash Flows from Investing Activities

Cash flow from investing activities for the six months ended June 30, 2017 was $35,848 compared to $(173,946) for the six months ended June 30, 2016, a $209,794 difference. The change was due primarily to a reduction of payments made to related party note receivable offset by a decrease in proceeds from related party notes receivable.

Cash Flows from Financing Activities

Cash flow from financing activities for the three months ended June 30, 2017 was ($280,422) compared to $236,472 provided by financing activities for the six months ended June 30, 2016, a change of ($516894). The decrease is attributable to the issuance of notes payable in prior periods.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $989,982 as of June 30, 2017. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

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

Based on evaluation as of June 30, 2017, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

TCA Global Credit Master Fund, L.P. vs Sack Lunch Productions, Green Endeavors, Inc., Landis Salons, Inc., Landis Salons II, Inc., Diversified Managements Services, Inc., Wasatch Capital Corporation, Downtown Development Corporation, WG Productions Company, Landis Experience Center, LLC, Redline Entertainment, Inc., Springbok Holdings, LLC, Color Me Rad, LLC, The Dirty Dash, LLC, Springbok Franchising LLC, and Springbok Management, LLC, Case CACE-17-011661 Division 12, in the Circuit Court of the 17th Judicial Circuit In and For Broward County, Florida. The suit seeks recovery for payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Defendants have not yet filed responses to the complaint and discussions to resolve the matter are ongoing.

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

There were no sales of equity securities during the second quarter of 2017.

Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.

On July 27, 2017, the Company entered into a loan agreement with a bank in the amount of $378,000. The note is a merchant account financing arrangement wherein Landis Salons INC. repays the loan at the rate of 75% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 6% ($22,680) of the $378,000 loan amount. These financing costs are being amortized monthly to interest expense during the one year term of the loan. The total amount due at the inception date is $400,680.

On July 28, 2017 Landis Salon, Inc. entered into a Promissory Note agreement with The Lantern Fest Productions, Inc., to loan $165,000 with an interest rate of 20%. This sum is to be repaid in weekly payments of $4,328.16.

Item 3. Defaults Upon Senior Securities

TCA Global Credit Master Fund, L.P. vs Sack Lunch Productions, Green Endeavors, Inc., Landis Salons, Inc., Landis Salons II, Inc., Diversified Managements Services, Inc., Wasatch Capital Corporation, Downtown Development Corporation, WG Productions Company, Landis Experience Center, LLC, Redline Entertainment, Inc., Springbok Holdings, LLC, Color Me Rad, LLC, The Dirty Dash, LLC, Springbok Franchising LLC, and Springbok Management, LLC, Case CACE-17-011661 Division 12, in the Circuit Court

of the 17th Judicial Circuit In and For Broward County, Florida. The suit seeks recovery for payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  Defendants have not yet filed responses to the complaint and discussions to resolve the matter are ongoing.

Item 4. [Reserved]

Item 5. Other Information

Item 6. Exhibits

(a)The following exhibits are filed herewith or incorporated by reference as indicated in the table below:

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

GREEN ENDEAVORS, INC. (Registrant)
DATE: August 14, 2017	By: /s/ Richard D. Surber
Richard D. Surber
President, Chief Executive Officer, Chief Financial Officer, and Director