Form 10-Q
period 2017-09-30
Green Endeavors, Inc.
filed 2017-11-20
CIK 1487997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54018

GREEN ENDEAVORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah	273270121
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

59 W 100 S, 2nd Floor, Salt Lake City, UT	84101
(Address of Principal Executive Offices)	(Zip Code)

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

Yes    No  X

On November 17, 2017, approximately 5,587,658 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

GREEN ENDEAVORS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash	$ 248,391	$ 347,284
Accounts receivable, net	13,056	15,397
Inventory	138,803	152,790
Prepaid expenses	-	124,167
Notes receivable, related party	401,478	248,778
Total current assets	801,728	888,416

Property, and equipment, net of accumulated depreciation of $1,048,004 and $969,934, respectively	193,909	269,831
Other assets	21,405	21,405
Total Assets	$ 1,017,042	$ 1,179,652

LiabilitiesandStockholders’Deficit
Current Liabilities:
Accounts payable and accrued expenses	$ 438,884	$ 363,075
Deferred revenue	71,495	86,223
Deferred rent	67,953	74,636
Due to related parties	706,155	632,802
Derivative liability	98,166	108,297
Current portion of notes payable, net of discount of $18,641 and $20,291, respectively	331,224	434,695
Current portion of notes payable, related party	61,559	61,559
Convertible note payable	35,000	35,000
Total current liabilities	1,810,436	1,796,287
Long-Term Liabilities:
Notes payable, net of current portion	39,197	50,397
Total long-term liabilities	39,197	50,397
Total Liabilities	1,849,633	1,846,684
Commitments and contingent liabilities	-	-
Stockholders’ Deficit:
Convertible super-voting preferred stock, $0.001 par value, 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016; no liquidation value	10,000	10,000
Convertible preferred series B stock - $0.001 par value, 2,000,000 shares authorized, 934,947 and 956,447 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	935	956
Preferred, undesignated stock - $0.001 par value 3,000,000 shares authorized, no shares issued and outstanding at September 30, 2017, and December 31, 2016	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 5,127,408 shares issued and outstanding at September 30, 2017, and December 31, 2016.	511	511
Subscription receivable	(38,400)	(38,400)
Additional paid-in capital	3,745,245	3,745,224
Accumulated deficit	(4,550,882)	(4,385,323)
Total stockholders’ deficit	(832,591)	(667,032)
Total Liabilities and Stockholders’ Deficit	$ 1,017,042	$ 1,179,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Services, net of discounts	$ 661,131	$ 659,357	$ 2,022,866	$ 1,931,140
Product, net of discounts	184,893	173,150	550,807	557,622
Total revenue	846,024	832,507	2,573,673	2,488,762

Costs and expenses
Cost of services	358,911	339,114	1,121,107	1,090,196
Cost of product	104,235	95,884	314,405	308,780
Depreciation	23,775	29,003	78,067	82,773
General and administrative	348,480	380,748	1,202,320	1,029,226
Total costs and expenses	835,401	844,749	2,715,899	2,510,975
Income (Loss) from operations	10,623	(12,242)	(142,226)	(22,213)

Other Income (Expense)
Interest income	171	1,561	3,386	1,562
Interest expense	(22,677)	(26,611)	(56,836)	(110,426)
Interest income (expense), related parties (net)	6,720	(46,806)	19,942	(116,039)
Gain (loss) on derivative fair value adjustment	(33,576)	(67,170)	10,131	605
Loss on stock subscription receivable	-	-	-	(39,839)
Other income	25	-	37	12,265
Total other income (expense)	(49,337)	(139,026)	(23,340)	(251,872)
Loss before income taxes	(38,714)	(151,268)	(165,566)	(274,085)
Income taxes	-		-	-
Net loss	$ (38,714)	$ (151,268)	$ (165,566)	$ (274,085)

Loss per common share basic and diluted	(0.01)	(0.17)	(0.03)	(0.34)
Weighted-average shares used to compute earnings per share basic and diluted	5,127,408	886,917	5,127,408	809,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Green Endeavors, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (165,566)	$ (274,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	78,067	82,773
Amortization of debt issuance costs	28,147	81,370
Loss on stock subscription receivable	-	39,839
Gain on derivative liability fair value adjustment	(10,131)	(605)
Changes in operating assets and liabilities:
Accounts receivable	2,341	4,416
Inventory	13,987	(13,506)
Prepaid expenses	124,167	-
Other assets	(25,693)	-
Accounts payable and accrued expenses	75,814	(175,030)
Due to (from) related parties	73,353	247,376
Deferred rent	(6,683)	(8,527)
Deferred revenue	(14,728)	(16,137)
Net cash provided by (used in) operating activities	173,075	(32,116)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,144)	(90,530)
Payments on related party note receivable	(165,000)	(310,000)
Proceeds from related party note receivable	37,993	245,708
Net cash used in investing activities	(129,151)	(154,822)

Cash Flows from Financing Activities:
Payments made on notes payable	(398,877)	(339,896)
Payments made on convertible debt	-	(30,050)
Payments made on related party notes payable	-	(18,213)
Payments made on capital lease obligations	-	(10,038)
Proceeds from issuance of notes payable	256,060	526,495
Net cash provided by (used in) financing activities	(142,817)	128,298
Decrease in cash	(98,893)	(58,640)
Cash at beginning of period	347,284	150,459
Cash at end of period	$ 248,391	$ 91,819

Supplemental cash flow information:
Cash paid during the period for:
Income Taxes	$ -	$ -
Interest	$ 76,517	$ 41,979
Non-cash investing and financing activities:
Non-cash debt discounts	$ 26,180	$ -
Conversion of debt to common stock	$ -	$ 2,384,931
Refinancing of debt	$ 121,940	$ -
Return and cancellation of Preferred B shares	$ 21	$ -

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Financial Statement Presentation

Basis of Presentation

The consolidated financial statements include the accounts of Green Endeavors, Inc. and its subsidiaries (“Green”, or “the Company”) after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Green Endeavors, Inc.

These statements should be read in conjunction with the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In particular, the Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in that Annual Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the 12 months ending December 31, 2017.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the time of purchase are considered cash equivalents. As of September 30, 2017 and December 31, 2016, Green had no cash equivalents.

Inventory

Inventory consists of items held for resale and is carried at the lower of cost or market. Cost is determined using the first in, first out (“FIFO”) method.  Management has determined that no reserve is required at September 30, 2017.

Property and Equipment

Property and equipment are stated at historical cost. Depreciation is generally provided over the estimated useful lives, using the straight-line method, as follows:

Leasehold improvements	Shorter of the lease term or the estimated useful life
Computer equipment and related software	3years
Furniture and fixtures	3-10years
Equipment	3-10years
Vehicle	7years
Signage	10years

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of Green’s property and equipment by major category as of September 30, 2017:

		Accumulated
	Cost	Depreciation	Net
Computer equipment and related software	$ 46,546	$ 41,977	$ 4,569
Leasehold improvements	732,693	574,967	157,726
Furniture and fixtures	27,201	26,311	890
Leased equipment	76,298	75,804	494
Equipment	285,828	262,731	23,097
Vehicle	48,193	48,193	-
Signage	25,154	18,021	7,133
	$ 1,241,913	$ 1,048,004	$ 193,909

The following is a summary of Green’s property and equipment by major category as of December 31, 2016:

		Accumulated
	Cost	Depreciation	Net
Computer equipment and related software	$ 44,401	$ 36,333	$ 8,068
Leasehold improvements	732,690	530,039	202,651
Furniture and fixtures	27,201	25,650	1,551
Leased equipment	76,298	69,321	6,977
Equipment	285,828	245,906	39,922
Vehicle	48,193	46,472	1,721
Signage	25,154	16,213	8,941
	$ 1,239,765	$ 969,934	$ 269,831

During the nine months ended September 30, 2017 and 2016, Green recorded depreciation expense of $78,067 and $82,773, respectively.

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

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Income (Loss) Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. For the nine months ended September 30, 2017, there were 1,017,195,275 potential common shares not included in the diluted net loss per share calculation as their effect would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

Deferred Revenue

Deferred revenue arises when customers pay for products and/or services in advance of receiving the product or service. Green’s deferred revenue consists solely of unearned revenue associated with the purchase of gift certificates for which revenue is recognized only when the service is performed or the product is delivered. As of September 30, 2017 and December 31, 2016, deferred revenue was $71,495 and $86,223, respectively.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. For the nine month period ended September 30, 2017 and 2016, advertising costs amounted to $71,235 and $69,639, respectively.

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Also, Green's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Green is 100% consolidated into its parent company, Sack lunch Productions, Inc. (“SAKL” or “the Parent Company”), and therefore does not file an income tax return. Its financial amounts are consolidated into the SAKL income tax returns. As of September 30, 2017 and December 31, 2016, a 100% valuation allowance has been placed against the deferred tax asset and therefore is not reflected on the balance sheets.

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on Green’s consolidated financial position, results of operations or cash flows upon adoption.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of Green as a going concern. As of and for the nine months ended September 30, 2017, Green had negative working capital of $1,008,708 and a net loss of $165,566, which raises substantial doubt about Green’s ability to continue as a going concern. Green’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of Green through a combination of equity and debt financings. While Green is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be sufficient for operations.

Note 4 – Inventory

Green’s inventory consists of items held for resale and product that is used in services by the Landis and Landis II salons, and all are considered finished goods. Inventory is carried at the lower of cost or market. As of September 30, 2017 and December 31, 2016, inventory amounted to $138,803 and $152,790, respectively.

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Derivative Liability

The Company has convertible notes that could be considered derivatives or contain embedded features subject to derivative accounting.   We have estimated the fair value of these embedded derivatives for convertible debentures using a multinomial lattice model.  As of September 30, 2017 and December 31, 2016, the Company has a $98,166 and $108,297 derivative liability respectively, related to convertible notes payable.  For the nine months ended September 30, 2017 and 2016 the Company recorded a gain (loss) of $10,131 and $605 from derivative liability fair value adjustments, respectively.

Note 6 – Fair Value Measurement

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016, consisted of the following:

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	Observable	unobservable
	September 30,	markets	Inputs	inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$98,166	$ -	$98,166	$ -

	Total fair	Quoted prices	Significant other	Significant
	value at	in active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Derivative liability (1)	$108,297	$ -	$108,297	$ -

(1)Derivative liability amounts are due to the embedded derivatives of certain convertible notes payable issued by the Company and are calculated using a multinomial lattice model (see Note 5 - Derivative liability)

Note 7 – Related Party Transactions

As of September 30, 2017 and December 31, 2016, amounts due from related parties were $401,478 and $248,778, respectively.  The balances represent notes and interest receivable from SAKL, the parent, and Lantern Fest Productions, Inc., an SAKL subsidiary. The SAKL note accrues interest at 18% per annum and matured on April 30, 2017. The Lantern Fest Productions note accrues interest at the rate of 20% per annum and matured and matures on May 31, 2018.

As of September 30, 2017 and December 31, 2016, amounts due to related parties were $767,714 and $694,361, respectively.  The balances, represent advances from SAKL and SAKL subsidiaries, and certain notes payable to SAKL, Richard Surber and a company affiliated with Richard Surber.  These notes have maturity dates from April 2015 to November 2017.

Richard Surber, a related party, is providing his personal guaranty for several lines of credit and credit cards that are being utilized by the Company and its operating subsidiaries. In addition to the above, Mr. Surber is a personal guarantor to notes payable by the Company with remaining principal balances of approximately $4,000. Subsequent to September 30, 2017, Mr. Surber continues to provide his personal guaranty for several lines of credit, credit cards, and loans that are being utilized by the Company and its subsidiaries. The total amount of these credit obligations could exceed the amount of $300,000 from time to time.

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Debt

On July 27, 2017, the Company entered into a loan agreement with a bank in the amount of $378,000. The note is a merchant account financing arrangement with 365 day term wherein Landis repays the loan at the rate of 75% of the American Express credit card sales receipts that are collected each month. In addition to the merchant account receivables, collateral for the loan includes all receivables, financial instruments, equipment assets, inventories, intangibles, deposits, and other assets as applicable. The loan requires a prepaid interest charge that is 6% ($22,680) of the $378,000 loan amount. These financing costs are being amortized monthly to interest expense during the one year term of the loan. The total amount due at the inception date was $400,680. $121,940 of the proceeds of this loan were used to extinguish a note payable to the same lender that this note replaced.

Note 9 – Equity

Preferred Stock

Green is authorized to issue 15,000,000 shares of preferred stock (par value $0.001 per share). Green’s preferred stock may be divided into such series as may be established by the Board of Directors. As of September 30, 2017, Green has designated 12,000,000 of the preferred stock into two series as follows: 2,000,000 shares of Convertible Series B Preferred and 10,000,000 shares of Convertible Super voting Preferred.

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

As of September 30, 2017 and December 31, 2016, Green had 10,000,000 shares of Convertible Super voting Preferred stock issued and outstanding.

Convertible Series B Preferred Stock

Each share of Green’s Convertible Series B Preferred Stock (Series B) has one vote per share and is convertible into $5.00 worth of common stock. The number of common shares received is based on the average closing bid market price of Green's common stock for the five days before conversion notice date by the shareholder.

As of September 30, 2017 and December 31, 2016, Green had 934,947 and 956,447 shares of Series B issued and outstanding respectively. During the nine months ended September 30, 2017 the company received and cancelled 21,500 shares of Series B Preferred Stock.

Common Stock

Green is authorized to issue 2,000,000,000 shares of common stock (par value $0.0001 per share).

As of September 30, 2017 and December 31, 2016, Green had 5,127,408 shares of common stock issued and outstanding.

Note 10 – Litigation

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

Green Endeavors, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 18, 2017 TCA and the Company entered into a settlement agreement to resolve the suit and dismiss the litigation. Additionally, in connection with the agreement, the maturity date of the note was extended to March 31, 2018.

Note 11 – Concentration of Risk

Supplier Concentrations

The Company purchases most of its salon inventory that is used for service and product sales from Aveda™. Aveda™ product purchases for the nine months ended September 30, 2017 and 2016 accounted for approximately 99% of salon products purchased.

Market or Geographic Area Concentrations

100% of the Company's sales are in the salon services and products market and are concentrated in the Salt Lake City, Utah geographic area.

Note 12 – Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.

On October 11, 2017, the Company entered into a loan agreement with a bank in the amount of $102,000. The note is a financing arrangement with no stipulated interest rate.  The implicit rate is 18%.  Landis Salons Inc. will repay the loan with 6 monthly payments of $10,333.34 followed by 6 monthly payments of $9,333.

On November 1, 2017 the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock into 42,373 shares of common stock by Logan C. Fast a director of the Company. The shares were converted at $0.236 based on the conversion provisions of the Series B Preferred Stock.

On November 1, 2017 the Board of Directors approved the conversion of 6,100 shares of Series B Preferred Stock into 129,238 shares of common stock by an unrelated third party. The shares were converted at $0.236 based on the conversion provisions of the Series B Preferred Stock.

On November 1, 2017 the Board of Directors approved the conversion of 12,101 shares of Series B Preferred Stock into 256,380 shares of common stock by Richard Surber President and a director of the Company. The shares were converted at $0.236 based on the conversion provisions of the Series B Preferred Stock.

On November 9, 2017 Logan C. Fast tendered his resignation an officer and director of the Corporation and its subsidiaries.  The resignation was effective immediately.  A report of this action has been filed as a Form 8-K on November 11, 2017, which includes a copy of his letter of resignation.  Mr. Fast reported that he had no disagreement with the Corporation or its management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Form 10-K for the fiscal year ended December 31, 2016 and Form 10-Q for the quarter ended June 30, 2017. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses, customer demand and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon management’s best judgment at the time they are made about future events that are not historical facts. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

Green Endeavors, Inc. (“Green” or “the Company”) is a Utah corporation originally formed on April 25, 2002. Our fiscal year ends on December 31. We have never filed bankruptcy nor been through any similar financial reorganization.

As of September 30, 2017, we operate two high-quality hair care salons that feature Aveda™ products for retail sale. Landis Salons, Inc. (“Landis I”) operates its business within a 4,000 square foot space located in the Liberty Heights District of Salt Lake City, Utah as an Aveda™ Lifestyle Salon. Landis Salons II, Inc. (“Landis II”) operates within a 3,024 square foot space located in the Marmalade District of Salt Lake City, Utah under the Landis Lifestyle Salon brand as an Aveda™ Lifestyle Salon. A third location opened August 16, 2012, and operates as an Aveda™ Experience Center ("LEC") in the City Creek Mall in Salt lake City, Utah.

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

Results of Operations

The following discussion examines our results of operations and financial condition based on our Consolidated Financial Statements for the three and nine months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, we owned and operated three wholly owned subsidiaries. Two of the subsidiaries, Landis Salons, Inc. and Landis Salons II, Inc., operate as full-service hair and retail salons featuring the Aveda™ line of products. The third subsidiary, Landis Experience Center, LLC, is a retail Aveda™ Experience Center.

Revenue

We generate revenue through the sale of services and products in the hair salon industry. For the nine month periods ended September 30, 2017 and 2016, we had net revenue of $2,573,673 and $2,488,762, respectively.

Three months ended September 30, 2017 and 2016

The following table shows the change in service revenue by salon for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 512,587	$ 491,970	$ 20,617	4.19
Marmalade	142,523	162,592	(20,069)	(12.34)
City Creek	6,021	4,795	1,226	25.57
	$ 661,131	$ 659,357	$ 1,774	0.27

As can be seen from the above table our three locations experienced a decrease of 0.27% in service revenues for the three month period ending September 30, 2017 over the comparable period of service sales for 2016. Several of the stylists that were servicing their clients at the Marmalade location have begun to service several of their clients at the Liberty heights location, this has resulted in the decrease and increase of revenues at those locations respectively when compared with the same time period in for 2016.

The following table shows the change in product revenue by salon for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 96,088	$ 97,372	$ (1,284)	(1.32)
Marmalade	34,369	30,358	4,011	13.21
City Creek	54,436	45,420	9,016	19.85
	$ 184,893	$ 173,150	$ 11,743	6.78

As can be seen from the above table our three locations experienced an increase of 6.78% in product revenues for the three month period ended September 30, 2017 over the comparable period of product sales for 2016. This increase in product revenue is primarily due to better training of the Company's staff to upsell products when services are rendered.

Nine months ended September 30, 2017 and 2016

The following table shows the change in service revenue by salon for the nine month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 1,552,084	$ 1,423,160	$ 128,924	9.06
Marmalade	454,082	495,430	(41,348)	(8.35)
City Creek	16,700	12,550	4,150	33.07
	$ 2,022,866	$ 1,931,140	$ 91,726	4.75

As can be seen from the above table our three locations experienced an increase of 4.75% in service revenues for the nine month period ending September 30, 2017 over the comparable period of service sales for 2016. Several of the stylists that were servicing their clients at the Marmalade location have begun to service several of their clients at the Liberty Heights location. This has resulted in the decrease and increase of revenues at those locations respectively when compared with the same time period in for 2016. This movement by our stylists has enabled them to retain more clients and increase sales for the nine months ended September 30, 2017 as compared to the same period in 2016.

	Nine Months Ended September 30,		Increase (Decrease) over prior period
Salon	2017	2016	Dollar	%
Liberty Heights	$ 293,487	$ 315,162	$ (21,675)	(6.88)
Marmalade	98,800	103,907	(5,107)	(4.91)
City Creek	158,520	138,553	19,967	14.41
	$ 550,807	$ 557,622	$ (6,815)	(1.22)

The following table shows the change in product revenue by salon for the nine months ended September 30, 2017 and 2016:

As can be seen from the above table our three locations experienced a decrease of 1.22% in product revenues for the nine month period ended September 30, 2017 over the comparable period of product sales for 2016. This decline in product revenue is primarily due to the Company's senior staff spending more time in our training programs for new artists.

Costs of Revenue

Three months ended September 30, 2017 and 2016

The following table shows cost of revenue by type as a percentage of related revenue for the three month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
Revenue Type	2017	2016
Service	54.3%	51.4%
Product	56.4%	55.4%

The above table shows the cost of service revenue as a percentage of service revenue increasing by 2.9% for the three month period ended September 30, 2017 over the comparable period for 2016. This increase in service cost is primary due to our stylists becoming more effective sales people and providing higher revenue services for their clients. The 1% increase in product costs as a percentage of product sales for the same comparable periods is primarily due to normal fluctuations in the purchase price of product.

Nine months ended September 30, 2017 and 2016

The following table shows cost of revenue by type as a percentage of related revenue for the nine month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
Revenue Type	2017	2016
Service	55.4%	56.5%
Product	57.1%	55.4%

The above table shows the cost of service revenue as a percentage of service revenue decreasing by 1.1% for the nine month period ended September 30, 2017 over the comparable period for 2016. The 1.7% increase in product costs as a percentage of product sales for the same comparable periods is primarily due to normal fluctuations in the purchase price of product.

Operating Expenses

Three months ended September 30, 2017 and 2016

The following table shows general and administrative expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Salaries and wages	$ 155,574	$ 125,472	$ 30,102	23.99
Rent	46,661	42,389	4,272	10.08
Advertising	21,349	22,361	(1,012)	(4.53)
Credit card merchant fees	15,760	1,770	13,990	790.40
Insurance	2,081	23,965	(21,884)	(91.32)
Utilities and telephone	13,901	16,619	(2,718)	(16.35)
Professional services	11,491	45,739	(34,248)	(74.88)
Repairs and maintenance	23,799	10,363	13,436	129.65
Dues and subscriptions	10,825	7,392	3,433	46.44
Office expense	28,870	74,017	(45,147)	(61.00)
Travel	5,018	3,342	1,676	50.15
Investor relations and company promotion	(470)	(941)	471	(50.05)
Other	13,621	8,260	5,361	64.90
Total general and administrative expenses	$ 348,480	$ 380,748	$ (32,268)	(8.47)

The above table shows a decrease of $32,268 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages, insurance and office expense for an aggregate decrease of $36,929 in the three month period ended September 30, 2017 compared to the three month period ended September 30, 2016.  Salaries and wages increased due to new management employment contracts. Insurance expense decreased due to a decrease in health insurance costs in 2017. Office expense decreased due to implementing a strategy maximize the value spent for the supplies.

Depreciation expense for the three months ended September 30, 2017, was $23,775 compared to $29,003 for the comparable three months in 2016. The decrease of $5,228 is primarily due to certain fixed assets becoming fully depreciated after reaching the end of their estimated useful lives.

Nine months ended September 30, 2017 and 2016

The following table shows general and administrative expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended Sept 30,
	2017	2016	Change	%
Salaries and wages	$ 453,746	$ 369,107	$ 84,639	22.93
Rent	137,563	130,877	6,686	5.11
Advertising	71,235	69,639	1,596	2.29
Credit card merchant fees	43,842	5,010	38,832	775.09
Insurance	20,039	65,732	(45,693)	(69.51)
Utilities and telephone	41,731	44,039	(2,308)	(5.24)
Professional services	86,705	92,734	(6,029)	(6.50)
Repairs and maintenance	45,918	32,668	13,250	40.56
Dues and subscriptions	29,545	22,537	7,008	31.10
Office expense	102,154	151,120	(48,966)	(32.40)
Travel	15,160	9,769	5,391	55.18
Investor relations and company promotion	117,547	2,718	114,829	4,224.76
Other	37,135	33,276	3,859	11.60
Total general and administrative expenses	$1,202,320	$1,029,226	$ 173,094	16.82

The above table shows an increase of $173,094 in general and administrative expenses. As can be seen above there are several increases and decreases in the various categories the most notable of which are those of salaries and wages, credit card merchant processor fees and investor relations and company promotion for an aggregate increase of $238,300 in the nine month period ended September 30, 2017 compared to the nine month period ended September 30, 2016.  Salaries and wages increased due to new management employment contracts.  Expenses related to professional services and investor relations and company promotions are not cyclical or recurring in nature and increased due to the timing of strategic decisions. Insurance expense decreased due to a decrease in health insurance costs in 2017. Office expense decreased due to implementing a strategy maximize the value spent for the supplies.

Depreciation expense for the nine months ended September 30, 2017, was $78,067 compared to $82,773 for the comparable nine months ended September 30, 2016. The decrease of $4,706 is primarily due to certain fixed assets becoming fully depreciated after reaching the end of their estimated useful lives.

Other Income (Expense)

Three months ended September 30, 2017 and 2016

Other income (expense) for the three months ended September 30, 2017 was ($49,337) compared to ($139,026) for the three months ended September 30, 2016, a decrease in loss of $89,689. The increase is primarily attributable to a decrease in interest expense and loss on derivative fair value adjustment.

Nine months ended September 30, 2017 and 2016

Other income (expense) for the nine months ended September 30, 2017 was ($23,340) compared to ($251,872) for the nine months ended September 30, 2016, a decrease in loss of $228,532. The decrease is primarily attributable to a decrease in related party interest expense and loss on stock subscription receivable.

Liquidity and Capital Resources

Cash and Investments in marketable securities

As of September 30, 2017, our principal source of liquidity consisted of $248,391 of cash, compared to $347,284 as of December 31, 2016. Our primary sources of cash during the nine month period ended September 30, 2017 were customer payments for salon services and products. Our primary uses of cash were for payments relating to salaries, rent, general operating expenses and payments on notes payable.

Working Capital

We had a working capital deficit of $1,008,708 as of September 30, 2017. Our current assets were $801,728, which consisted of $248,391 in cash, $13,056 in accounts receivable, $138,803 in inventory, and $401,478 in notes receivable, related party. Our total assets were $1,017,042, which included $193,909 in property and equipment (net), and $21,405 in other assets. Our current liabilities were $1,810,436, including $438,884 in accounts payable and accrued expenses, $706,155 due to related parties, $427,783 in current portion of all notes payable, $139,448 in deferred revenue and rents, and $98,166 in derivative liability. Our long-term liabilities were $39,197 consisting of notes payable. Our total stockholders’ deficit at September 30, 2017 was $832,591.

Working capital decreased by $100,837 as of September 30, 2017, compared to December 31, 2016 primarily due to the decrease in cash and an increase in accounts payable and accrued expenses.

Cash Flows from Operating Activities

Cash flows from operating activities include net loss, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Net cash provided by (used in) operating activities for the nine month period ended September 30, 2017 was $173,075 compared to ($32,116) used in operating activities for the same period in 2016. This change of $205,191 was primarily due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $129,151 compared to $154,822 for the nine months ended September 30, 2016, a $25,671 difference. The change was due primarily to a reduction of payments, in the form of a note receivable made to a related party and a decrease in proceeds from related party notes receivable.

Cash Flows from Financing Activities

Cash flow from financing activities for the nine months ended September 30, 2017 was ($142,817) cash used, compared to $128,298 cash provided by financing activities for the nine months ended September 30, 2016, a change of ($271,115). The change is attributable to the decrease in cash from issuance of only one new note payable (See Note 8 – Debt of the notes to the condensed consolidated financial statements) and the increase in payments made on notes payable.

Other Factors Affecting Liquidity and Capital Resources

We have insufficient current assets to meet our current liabilities due to negative working capital of $1,008,708 as of September 30, 2017. Historically, we have funded our cash needs from a combination of revenues, carried payables, sales of equity, and debt transactions. Since we are not currently realizing net cash flows from our business, we may need to seek financing to continue our operations. Prospective sources of funding could include shareholder loans, equity sales or loans from other sources though no assurance can be given that such sources would be available or that any commitment of support is forthcoming to date.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

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

Based on evaluation as of September 30, 2017, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

TCA Global Credit Master Fund, L.P. vs Sack Lunch Productions, Green Endeavors, Inc., Landis Salons, Inc., Landis Salons II, Inc., Diversified Managements Services, Inc., Wasatch Capital Corporation, Downtown Development Corporation, WG Productions Company, Landis Experience Center, LLC, Redline Entertainment, Inc., Springbok Holdings, LLC, Color Me Rad, LLC, The Dirty Dash, LLC, Springbok Franchising LLC, and Springbok Management, LLC, Case CACE-17-011661 Division 12, in the Circuit Court of the 17th Judicial Circuit In and For Broward County, Florida. The suit seeks recovery for payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  On October 18, 2017 TCA and the Company entered into a settlement agreement to resolve the suit and dismiss the litigation. Additionally, in connection with the agreement, the maturity date of the note was extended to March 31, 2018.

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

There were no sales of equity securities during the third quarter of 2017.

Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.

On October 11, 2017, the Company entered into a loan agreement with a bank in the amount of $102,000. The note is a financing arrangement with no stipulated interest rate.  The implicit rate is 18%.  Landis Salons Inc. will repay the loan with 6 monthly payments of $10,333.34 followed by 6 monthly payments of $9,333.34.

On November 1, 2017 the Board of Directors approved the conversion of 2,000 shares of Series B Preferred Stock into 42,373 shares of common stock by Logan C. Fast a director of the Company. The shares were converted at $0.236 based on the conversion provisions of the Series B Preferred Stock.

On November 1, 2017 the Board of Directors approved the conversion of 6,100 shares of Series B Preferred Stock into 129,238 shares of common stock by an unrelated third party. The shares were converted at $0.236 based on the conversion provisions of the Series B Preferred Stock.

On November 1, 2017 the Board of Directors approved the conversion of 12,101 shares of Series B Preferred Stock into 256,380 shares of common stock by Richard Surber President and a director of the Company. The shares were converted at $0.236 based on the conversion provisions of the Series B Preferred Stock.

On November 2, 2017 the board of directors approved the satisfaction of accrued payroll due to Mr. Richard Surber by exchanging certain assets held by the company for $27,000 of that unpaid pay.

Item 3. Defaults Upon Senior Securities

TCA Global Credit Master Fund, L.P. vs Sack Lunch Productions, Inc., Green Endeavors, Inc., Landis Salons, Inc., Landis Salons II, Inc., Diversified Managements Services, Inc., Wasatch Capital Corporation, Downtown Development Corporation, WG Productions Company, Landis Experience Center, LLC, Redline Entertainment, Inc., Springbok Holdings, LLC, Color Me Rad, LLC, The Dirty Dash, LLC, Springbok Franchising LLC, and Springbok Management, LLC, Case CACE-17-011661 Division 12, in the Circuit Court of the 17th Judicial Circuit In and For Broward County, Florida. The suit seeks recovery for payments that were due in accordance with the terms and provisions of the Senior Secured Credit Facility Agreement effective between the parties as of October 31, 2015.  On October 18, 2017 TCA and the Company entered into a settlement agreement to resolve the suit and dismiss the litigation. Additionally, in connection with the agreement, the maturity date of the note was extended to March 31, 2018.

Item 4. [Reserved]

Item 5. Other Information

On November 9, 2017 Logan C. Fast tendered his resignation an officer and director of the Corporation and its subsidiaries.  The resignation was effective immediately.  A report of this action has been filed as a Form 8-K on November 11, 2017, which includes a copy of his letter of resignation.  Mr. Fast reported that he had no disagreement with the Corporation or its management.

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

GREEN ENDEAVORS, INC.

(Registrant)

DATE: November 17, 2017By: /s/ Richard D. Surber

Richard D. Surber

President, Chief Executive Officer, Chief Financial Officer, and Director